Form 10-Q
period 1996-09-30
UROQUEST MEDICAL CORP
filed 1996-12-16
CIK 948456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                             Commission File Number
SEPTEMBER 30, 1996                                               0-20963



                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                   59-3176454
(state or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)

             265 EAST 100 SOUTH, SUITE 220, SALT LAKE CITY, UT 84111
               (Address of principal executive offices) (Zip Code)


                                 (801) 322-1554
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No     x
   -------        -------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.



                Class                          Outstanding at November 30, 1996
----------------------------------             --------------------------------
Common Stock, $.001 par value                            11,837,896

                                      INDEX


PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                  Consolidated Statements of Operations for the Three Months and the Nine Months Ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited) and for the period from April 8, 1992 (date of inception) to September 30, 1996 (unaudited)

                  Consolidated Balance Sheets as of September 30, 1996 (unaudited) and December 31, 1995

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 (unaudited) and September 30, 1995 (unaudited) and for the period from April 8, 1992 (date of inception) to September 30, 1996 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

                  ProForma Statement of Operations for the Nine Months Ended September 30, 1996 (unaudited)

                  Notes to ProForma Statement of Operations (unaudited)

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings
         Item 2 - Changes in Securities
         Item 3 - Default upon Senior Securities
         Item 4 - Submission of Matters to a Vote of Security Holders
         Item 5 - Other information
         Item 6 - Exhibit and Report on Form 8-K

Signature Page

                          UROQUEST MEDICAL CORPORATION
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                                                                     Cumulative from
                                                                                                                      April 8, 1992
                                           Three months ended September 30,       Nine months ended September 30,     (inception) to
                                           --------------------------------       -------------------------------     September 30,
                                               1996               1995               1996               1995                1996
                                            -----------        -----------        -----------        -----------        -----------
Net sales ...........................       $      --          $      --          $      --          $      --          $     3,780

Cost of sales .......................              --                 --                 --                 --                3,213
                                            -----------        -----------        -----------        -----------        -----------
  Gross profit ......................              --                 --                 --                 --                  567
                                            -----------        -----------        -----------        -----------        -----------

Operating expenses:
  Research and development ..........           244,977            232,657            784,160            669,536          2,442,617
  General and administrative ........           119,420            133,799            344,436            336,634          1,393,239
  Sales and marketing ...............           (11,489)             5,123             34,298              8,712            149,209
                                            -----------        -----------        -----------        -----------        -----------
    Total operating expenses ........           352,908            371,579          1,162,894          1,014,882          3,985,065
                                            -----------        -----------        -----------        -----------        -----------

Operating loss ......................          (352,908)          (371,579)        (1,162,894)        (1,014,882)        (3,984,498)

Other income (expense):
  Interest expense ..................           (13,136)           (15,716)           (36,536)           (43,109)          (121,284)
  Interest income ...................             1,171             27,910             17,723             41,446             82,695
  Other, net ........................              --               (5,146)              --               25,674           (204,218)
                                            -----------        -----------        -----------        -----------        -----------
                                                (11,965)             7,048            (18,813)            24,011           (242,807)

Provision for income taxes ..........              --                 --                 --                 --                 --
                                            -----------        -----------        -----------        -----------        -----------

     Net loss .......................       $  (364,873)       $  (364,531)       $(1,181,707)       $  (990,871)       $(4,227,305)
                                            ===========        ===========        ===========        ===========        ===========

Pro forma net loss per share (note 2)       $     (0.08)       $     (0.08)       $     (0.26)       $     (0.24)
                                            ===========        ===========        ===========        ===========

Shares used in computing pro forma
  net loss per share ................         4,558,021          4,503,801          4,547,334          4,062,806
                                            ===========        ===========        ===========        ===========

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS


                                                                                              September 30,      December 31,
                                     ASSETS                                                       1996               1995
                                                                                            ----------------   ---------------
                                                                                              (unaudited)
Current assets:
     Cash and cash equivalents ........................................................       $   442,101        $ 1,113,594
     Inventories ......................................................................            11,662              9,590
     Prepaid expenses and other current assets ........................................           507,791             14,311
                                                                                              -----------        -----------
        Total current assets ..........................................................           961,554          1,137,495
                                                                                              -----------        -----------

Property and equipment, net ...........................................................           174,836            142,321
Patents and trademarks, net ...........................................................           343,507            441,211
                                                                                              -----------        -----------
        Total assets ..................................................................       $ 1,479,897        $ 1,721,027
                                                                                              ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................................       $   526,709        $   200,416
     Accrued expenses .................................................................           149,102             83,485
     Notes payable ....................................................................           500,000               --
     Secured promissory notes .........................................................           390,000            390,000
                                                                                              -----------        -----------
        Total current liabilities .....................................................         1,565,811            673,901
                                                                                              -----------        -----------

Stockholders' equity:
     Convertible preferred stock, $.001 par value:
       Series D:  8,000,000 shares authorized; 628,571 shares issued
        and outstanding (liquidation preference $2,200,000) ...........................               629                629
       Series A:  316,667 shares authorized, 90,474 shares issued
        and outstanding (liquidation preference $190,000) .............................                90                 90
       Series B:  955,494 shares authorized, 272,996 shares issued
         and outstanding (liquidation preference $687,956) ............................               273                273
       Series C:  1,009,107 shares authorized; 260,569 shares issued
        and outstanding  (liquidation preference $912,000) ............................               261                261
     Voting common stock, $.001 par value; 31,000,000 shares authorized;
        3,001,731 and 2,947,368 shares issued and outstanding
        as of September 30, 1996 and December 31, 1995,
        respectively ..................................................................             3,002              2,948
     Non-voting common stock, $.001 par value; 1,000,000 shares
        authorized;  285,714 shares issued and outstanding ............................               286                286
     Additional paid-in capital .......................................................         4,207,497          4,088,237
     Deferred compensation ............................................................           (70,647)              --
     Deficit accumulated during development stage .....................................        (4,227,305)        (3,045,598)
                                                                                              -----------        -----------
        Total stockholders' equity ....................................................           (85,914)         1,047,126
                                                                                              -----------        -----------
        Total liabilities and stockholders' equity ....................................       $ 1,479,897        $ 1,721,027
                                                                                              ===========        ===========

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                             Cumulative from
                                                                                                              April 8, 1992
                                                                       Nine months ended September 30,       (inception) to
                                                                      --------------------------------       September 30,
                                                                           1996              1995                 1996
                                                                       --------------    --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................       $(1,181,707)       $  (990,871)       $(4,227,305)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization ............................           140,140             67,932            346,513
       Issuance of Common Stock in
         exchange for consulting services .......................              --                 --               11,367
       Provisions for loss on notes receivable ..................              --                  614            235,622
       Changes in operating assets and liabilities:
         Inventories ............................................            (2,072)              --              (11,662)
         Prepaid expenses and other current assets ..............          (493,480)              --             (507,791)
         Accounts payable .......................................           326,293            187,907            526,709
         Amounts payable to related parties .....................              --              (31,404)              --
         Accrued expenses .......................................            65,617              5,430            149,102
                                                                        -----------        -----------        -----------
               Net cash used in operating activities ............        (1,145,209)          (760,392)        (3,477,445)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment ........................           (64,238)            (5,810)          (343,701)
     Purchases of patents and trademarks ........................              --                 --             (400,000)
     Cash advances - affiliates .................................              --                 (614)           (92,904)
                                                                        -----------        -----------        -----------
               Net cash used in investing activities ............           (64,238)            (6,424)          (836,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of:
        Stock ...................................................            37,954          2,113,252          3,860,311
        Notes ...................................................           550,000               --            1,224,000
     Repayment of Notes .........................................           (50,000)          (104,155)          (328,160)
                                                                        -----------        -----------        -----------
               Net cash provided by financing activities ........           537,954          2,009,097          4,756,151
                                                                        -----------        -----------        -----------

Net increase in cash and cash equivalents .......................          (671,493)         1,242,281            442,101

Cash and cash equivalents at beginning of period ................         1,113,594            564,097               --
                                                                        -----------        -----------        -----------

Cash and cash equivalents at end of period ......................       $   442,101        $ 1,806,378        $   442,101
                                                                        ===========        ===========        ===========

Supplemental disclosures of cash flow information:
   Cash paid for interest .......................................       $    11,700        $    27,393        $    96,448

Supplemental disclosure of noncash
 investing and financing activities:
  Conversion of notes payable to preferred stock ................              --               35,000            249,000
  Issuance of note payable, net of discount,
    for patents and trademarks ..................................              --                 --              243,160
  Common stock issued for patents and trademarks ................              --                 --                5,000
  Common stock issued for common stock of subsidiary ............              --                 --                5,000
  Notes received in exchange for patents and trademarks .........              --                 --               30,000
  Note received in exchange for fixed assets ....................              --                 --              112,718
  Increase in additional paid-in capital as a result of recording
   deferred compensation ........................................            81,360               --               81,360

See accompanying notes to consolidated financial statements

                          UROQUEST MEDICAL CORPORATION
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The Company is considered a development stage company under the guidelines of Statement of Financial Accounting Standards No. 7. The Company has had limited operating revenues as its activities have focused on product development and raising capital. The accumulated deficit from inception through September 30, 1996, was $4,227,305.

         The consolidated financial statements include the assets and liabilities of UroQuest's wholly owned subsidiary - UroCath Corporation. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, and the results of operations and cash flows for the three months and nine months ending September 30, 1996 and 1995, and the period from April 8, 1992 (inception) to September 30, 1996. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (Reg. No. 333-07277) filed with the Securities and Exchange Commission (the "Registration Statement").

NOTE 2 - PRO FORMA NET LOSS PER SHARE

         Pro forma net loss per share amounts are based on the weighted average number of common shares and common share equivalents (if dilutive) resulting from options and warrants outstanding during the periods, after giving retroactive effect to the common stock reverse stock split and the conversion of preferred shares into common shares at their respective issuance dates.

         Preferred shares are convertible into common shares at the option of the holder. Each preferred share shall automatically convert into one common share if the Company obtains a firm underwriting commitment for a public offering. The conversion rate will be adjusted for stock dividends, stock splits, and other dilutive events. The preferred stockholders are entitled to one vote for each common share equivalent. Shares automatically convert in the event of sale of all or substantially all of the assets or stock of the Company.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock options issued for consideration below the Company's initial public offering price of $6.00 per share during the twelve-month period prior to the date of the filing of the Registration Statement, even when antidilutive, have been included in the calculation of common share equivalents, using the treasury stock method, as if they were outstanding for all periods presented.

NOTE 3 - SUBSEQUENT EVENTS AND PRO FORMA CAPITAL AMOUNTS

         The following events occurred subsequent to September 30, 1996:

         The Company effected a 1-for-3.5 reverse stock split of the Company's common stock and preferred stock. The number of common shares and per share amounts presented in the accompanying financial statements have been restated for the effects of this reverse split.

         The Company filed a registration statement with the Securities and Exchange Commission and sold 3,350,000 shares of its common stock to the public at $6.00 per share. Concurrent with the initial public offering, the Company acquired all of the issued and outstanding common stock of BMT, Inc., and certain shareholders of the Company exercised warrants to purchase a total of 1,428,571 shares of common stock for an aggregate purchase price of $5,000,000.

         The Company reincorporated in the state of Delaware. In conjunction with the reincorporation and the Company's initial public offering, the existing non-voting common stock and preferred stock of the Company converted into voting common stock.

                          UROQUEST MEDICAL CORPORATION
                          (a development stage company)
                        PRO FORMA STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                               Combined            Pro Forma          Pro Forma
                                            UroQuest          BMT              Companies          Adjustments        As Adjusted
                                         -------------    ------------        ------------        ------------      -------------
Net sales .........................       $      --       $ 11,239,836        $ 11,239,836        $      --         $ 11,239,836

Cost of sales .....................              --          5,857,698           5,857,698            304,800(b)       6,162,498
                                          -----------     ------------        ------------        -----------       ------------
  Gross profit ....................              --          5,382,138           5,382,138           (304,800)         5,077,338

Operating expenses:
  Research and development ........           784,160          798,987           1,583,147                   (a)       1,583,147
  General and administrative ......           344,436        1,330,265           1,674,701                             1,674,701
  Sales, marketing and distribution            34,298        1,042,488           1,076,786                             1,076,786
  Amortization of goodwill ........              --               --                  --              408,000(b)         408,000
                                          -----------     ------------        ------------        -----------       ------------
    Total operating expenses ......         1,162,894        3,171,740           4,334,634            408,000          4,742,634
                                          -----------     ------------        ------------        -----------       ------------
Operating income (loss) before
     nonrecurring charges .........        (1,162,894)       2,210,398           1,047,504           (712,800)           334,704


Other income (expense) ............           (18,813)        (191,661)           (210,474)              --             (210,474)

Provision for income taxes ........              --            790,890             790,890           (741,198)(c)         49,692
                                          -----------     ------------        ------------        -----------       ------------
Net earnings (loss) before
     nonrecurring charges .........       $(1,181,707)    $  1,227,847        $     46,140        $    28,398       $     74,538
                                          ===========     ============        ============        ===========       ============


Pro forma net loss per share (d) ..       $     (0.26)                                                              $       0.01
                                          ===========                                                               ============

Shares used in computing pro forma
     net loss per share ...........         4,547,334                                                                 11,825,905
                                          ===========                                                               ============

See accompanying notes to pro forma statement of operations.

                          UROQUEST MEDICAL CORPORATION
                          (a development stage company)
                   NOTES TO PRO FORMA STATEMENT OF OPERATIONS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


         On October 30, 1996, the Company acquired BMT, Inc. ("BMT"), pursuant to which BMT merged with and into an acquisition subsidiary of the Company. Pursuant to the merger, shareholders of BMT received, in the aggregate, $10 million cash and approximately 2,500,000 newly issued shares of common stock of the Company. The unaudited pro forma statement of operations gives effect to the acquisition, which has been accounted for under the purchase method of accounting, as adjusted to reflect the sale of the 3,350,000 shares of common stock pursuant to the Company's initial public offering, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, and after application of the estimated net proceeds.

         The unaudited pro forma statement of operations presents pro forma results from operations for the nine months ended September 30, 1996, as if the acquisition and the initial public offering had occurred as of the beginning of the period. The total of the excess of the purchase price over the book value of the net assets of BMT acquired has been allocated and classified as described below.

         Unaudited pro forma adjustments are based upon historical information, preliminary estimates and certain assumptions management deems appropriate. The unaudited pro forma statement of operations is not necessarily indicative of the results the Company would have obtained had such events occurred at the beginning of such period, as assumed, or of the future results of the Company.

The adjustments to arrive at the unaudited pro forma statements of operations are as follows:

         (a) Goodwill in the amount of $10,572,962 was calculated as follows:

         Total purchase price ($10 million cash and
           market value of equity issued in consideration) ................................................ $25,000,000

         Less:
                  Discount on large, non-registered, restricted stock issuance to
                       BMT shareholders ...................................................................(   5,892,000)
                  Net assets acquired .....................................................................(   4,907,535)
                  Expensed in-process research and development ............................................(     783,000)
                  Net fair market value of property, plant and equipment acquired
                           in excess of book value.........................................................(   2,844,503)
                                                                                                            ------------
         Goodwill ......................................................................................... $ 10,572,962
                                                                                                            ============
         Goodwill includes $102,600 assigned to non-compete agreements.


         The expensed in-process research and development of $783,000 has not been considered in the pro forma statement of operations. The nonrecurring charge of $783,000 would result in a pro forma loss per share of $.07 for the nine months ended September 30, 1996. In-process research and development of $783,000 will be expensed in the year ending December 31, 1996.

         The acquisition has been accounted for as a purchase.

         (b) Amortization of the goodwill recognized in the purchase of BMT as if the amortization had commenced January 1, 1996. Goodwill will be amortized over a twenty year period. Non-compete agreements will be amortized over a five year period. Depreciation of the net fair market value of property, plant and equipment acquired in excess of book value over the remaining estimated useful life.

         (c) Elimination of BMT's provision for income taxes due to offsets from UroQuest Medical Corporation's net loss from operations assuming the transaction had been consummated as of January 1, 1996.

         (d) The weighted average shares outstanding used to calculate pro forma as adjusted loss per share is based on the estimated average number of shares of common stock outstanding during the period calculated as follows:

                                                                       Nine Months
                                                                           Ended
                                                                    September 30, 1996
                                                                    ------------------
         Weighted average shares of UroQuest.............................4,547,334
         Shares issued to the stockholders of BMT........................2,500,000
         Shares issued upon exercise of warrants.........................1,428,571
         Shares issued in the Offering...................................3,350,000
                                                                        ----------
                                                                        11,825,905
                                                                        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included in this report, including, without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements that involve various risks and uncertainties. All forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update any forward-looking statement. There can be no assurance that such statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such statements. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" in the Company's Registration Statement on Form S-1 (Reg. No. 333-07277) filed with the Securities and Exchange Commission and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.

BACKGROUND

         The Male On-Command Catheter, the Company's principal product, was originally designed and developed by Richard C. Davis, M.D., the principal founder and Chief Science Officer of the Company. In December 1986, the technology underlying the Male On-Command Catheter was licensed to Surgitek, Inc. ("Surgitek"), a urological and plastic surgery products subsidiary of Bristol-Myers Squibb Company. Surgitek spent approximately five years and substantial sums advancing the technology, engineering prototype catheters, conducting clinical trials and preparing regulatory filings for the Male On-Command Catheter. In 1992, Surgitek was acquired by Cabot Medical Corporation, and as a result of nonperformance under the license agreement, the technology relating to the Male On-Command Catheter reverted back to Dr. Davis and was transferred to UroCath, a wholly owned subsidiary of the Company, in February 1993.

         In November 1994, the Company hired a new Chief Executive Officer to facilitate the regulatory approval process, including necessary clinical trials, commercialize the On-Command Catheter and to seek additional funding to support the Company's operations. In December 1994, the Company secured all remaining intellectual property rights related to the Female On-Command Catheter. The Company also intensified its efforts in design and engineering refinements, manufacturing tooling, production testing and regulatory filings in connection with conducting clinical trials for the Female On-Command Catheter. In June 1995, the Company raised $2.2 million pursuant to the issuance of preferred stock to two institutional venture capital firms, allowing the Company to continue its efforts to develop and commercialize the On-Command Catheter.

         The Company expects to derive a substantial majority of its future revenues from sales of the On-Command Catheter. Although the operations of BMT are expected to be the sole source of revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command Catheter in the United States and abroad. The life cycle of the On-Command Catheter is difficult to estimate, particularly in light of current and future technological developments, competition and other factors.

         The Company has a limited history of operations and has experienced substantial operating losses since inception. Notwithstanding the acquisition of BMT, the Company expects its operating losses may continue for a least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.

ACQUISITION OF BMT

         On October 30, 1996, the Company acquired BMT, pursuant to which BMT became a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. BMT has been a contract manufacturer of the On-Command Catheter since June 1994.

         The ongoing operations of BMT are expected to provide a source of revenues and cash flow while the Company completes its clinical testing and prepares to market the On-Command Catheter. There can be no assurance, however, that such revenues and cash flow or BMT's current profitability and growth rate will continue in the future or that the expected benefits of the acquisition will be realized. The acquisition of BMT constitutes the Company's first acquisition of another business. BMT's operations are significantly different in many respects from the Company's current operations, and the acquisition may result in a number of unforeseen difficulties and problems that could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995:

         Net sales and cost of sales. The Company is a development stage company and had no sales in either quarter ended September 30, 1996 or 1995.

         Research and development. Research and development expenses include clinical testing and regulatory expenses. For the quarter ended September 30, 1996 research and development expenses increased to $244,977 from $232,657 for the quarter ended September 30, 1995. This increase was due primarily to the hiring of clinical personnel. Research and development expenses are expected to continue to increase for the foreseeable future.

         General and administrative. General and administrative expenses decreased to $119,420 for the quarter ended September 30, 1996 from $133,799 for the quarter ended September 30, 1995. The decrease was primarily due to non-recurring expenses incurred with respect to the establishment of the Salt Lake City office in the quarter ended September 30, 1995. General and administrative expenses are expected to increase as the Company hires additional personnel to support anticipated expansion of the Company's business.

         Sales and marketing. Sales and marketing expenses decreased to a credit of $11,489 for the quarter ended September 30, 1996 from an expense of $5,123 for the quarter ended September 30, 1995. The credit was attributable to the reversal of amortization of deferred compensation included in the quarter ended June 30, 1996, for employees which were no longer included in the calculation in the quarter ended September 30, 1996.

         Other income (expense). Other income (expense) was a net interest expense of $11,965 for the quarter ended September 30, 1996 and a net income of $7,048 for the quarter ended September 30, 1995. This change resulted primarily as a result of decreased interest income on lower average cash equivalents for the quarter ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

         Net sales and cost of sales. The Company is a development stage company and had no sales in either the nine months ended September 30, 1996 or 1995.

         Research and development. For the nine months ended September 30, 1996 research and development expenses increased to $784,160 from $669,536 for the nine months ended September 30, 1995. This increase was due primarily to the hiring of clinical personnel, a higher level of clinical trial activity in the nine months ended September 30, 1996 and implementing improvements in product design and the manufacturing process.

         General and administrative. General and administrative expenses of $344,436 for the nine months ended September 30, 1996 were comparable with expenses of $336,634 for the nine months ended September 30, 1995.

         Sales and marketing. Sales and marketing expenses increased to $34,298 for the nine months ended September 30, 1996 from $8,712 for the nine months ended September 30, 1995. This increase was attributable primarily to market research conducted by outside consultants.

         Other income (expense). Other income (expense) was a net expense of $18,813 for the nine months ended September 30, 1996 and a net income of $24,011 for the nine months ended September 30, 1995. This change resulted primarily as a result of decreased interest income on lower average cash equivalents for the nine months ended September 30, 1996 and a net gain of approximately $26,000 on the write-off of accrued expenses in nine months ended September 30, 1995.

INCOME TAXES

         The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets have been established in each period to reflect these uncertainties.

         At September 30, 1996, the Company had net operating losses, for tax purposes, of approximately $2,500,000 that can be carried forward to reduce federal income taxes. However, utilization of net operating losses and any tax credit carryforwards will be subject to annual limitations due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the private sale of equity securities and, to a lesser extent, through short-term borrowings and equipment lease financing.

         In December 1994, the Company raised $390,000 pursuant to a private placement of 12% secured promissory notes due December 31, 1996. In connection with such placement, the Company agreed to issue the holders of such notes warrants exercisable for 0.2857 of a share of common stock for each dollar of interest earned, at an exercise price of $3.50 per share. The notes, prior to repayment, were secured by a pledge of the Company's eight United States patents relating to the On-Command Catheter. The Company's patents will be released from such pledge upon repayment of the notes, which repayment occurred in November 1996.

         The Company's working capital decreased from $463,594 at December 31, 1995 to $(604,257) at September 30, 1996. The decrease was primarily attributable to cash used in operating activities of $1,145,209 during the nine months ended September 30, 1996. The increase in prepaid expenses and other current assets and accounts payable both related to expenses incurred in connection with the Company's initial public offering. The Company partially financed these activities through the issuance of short-term notes payable in the net amount of $500,000, which notes were repaid in November 1996.

         In October 1996, the Company completed an initial public offering of its common stock providing the Company with proceeds of approximately $18 million, net of offering expenses. Ten million of these proceeds were used in the acquisition of BMT. The remaining proceeds of the offering will be used primarily to fund the Company's ongoing operations.

         The Company's primary internal source of liquidity presently consists of cash raised in the initial public offering and cash anticipated to be generated from BMT's operations. As of September 30, 1996, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future. The Company's primary external sources of liquidity are public and private debt and equity financings and bank provided debt financing.

         The Company's capital requirements depend on numerous factors, including the extent to which the On-Command Catheter and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of BMT's operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes that the net proceeds from the initial public offering, together with BMT's borrowings and cash anticipated to be generated from BMT's operations, will provide adequate funding for its capital requirements in the foreseeable future, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company expects its operating losses may continue for at least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. The Company plans to implement an aggressive marketing and growth strategy, and all management estimates regarding liquidity and capital requirements are subject to the factors discussed above, including those set forth under "Overview -- Forward-Looking Statements."

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings
                  Not applicable.

         Item 2 - Changes in Securities
                  Not applicable.

         Item 3 - Default upon Senior Securities
                  Not applicable.

         Item 4 - Submission of Matters to a Vote of Security Holders Not applicable.

         Item 5 - Other information
                  Not applicable.

         Item 6 - Exhibit and Reports on Form 8-K

                  (a)  Exhibit:

                  EXHIBIT
                  NUMBER   EXHIBIT
                  ------   -------

                     2 Agreement and Plan of Merger dated as of June 27, 1996 among the Company, BMT Acquisition Co. and BMT, Inc. (as amended), incorporated by reference to previously filed Exhibit Nos. 2.2 and 2.3 of the Company's Registration Statement on Form S-1 (Reg. No. 333-07277).

                    27     Financial Data Schedule

                  (b)  Reports on Form 8-K:

                     The Company did not file any reports on Form 8-K during this period. On October 30, 1996, the Company acquired BMT as discussed under Part I, Item 2 of this report. All financial statements and other information required by Form 8-K with respect to the acquisition were previously filed in connection with the Company's Registration Statement on Form S-1 (Reg. No. 333-07277).

                                 SIGNATURE PAGE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                          UROQUEST MEDICAL CORPORATION


Date: December 13, 1996                /s/ Eric B. Hale
                                       ----------------
                                       Eric B. Hale
                                       President and Chief Executive Officer


Date: December 13, 1996                /s/ Gregory S. Ayers
                                       --------------------
                                       Gregory S. Ayers
                                       Vice President, Chief Financial Officer
                                       and Treasurer