Form 10-K405
period 1996-12-31
UROQUEST MEDICAL CORP
filed 1997-03-31
CIK 948456

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ----------

                                  FORM 10-K
(MARK ONE)
    X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
---------             THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
----------            THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO _________

                        COMMISSION FILE NUMBER:  0-20963

                          UROQUEST MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware                                         59-3176454
        (State or other jurisdiction of                            (IRS Employer
       of incorporation or organization)                      Identification Number)

            265 East 100 South, Suite 220, Salt Lake City, UT  84111
  (Address of principal executive offices)                         (Zip Code)

                                 (801) 322-1554
              (Registrant's telephone number, including area code)

                                  ----------

Securities registered pursuant to section 12(b) of the Act:         None
Securities registered pursuant to section 12(g) of the Act:         Common
Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     X    Yes          No
                                           -------      -------
     Indicate by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      X
                  -------
         As of March 20, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $35,378,000 based on the closing sale price as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of Common Stock outstanding on March 20, 1997 was 11,844,602

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Report on Form 10-K incorporates information by reference from the Registrant s Proxy statement for its 1997 Annual Meeting of Stockholders.

===============================================================================

                          UROQUEST MEDICAL CORPORATION

                                    PART I

-------------------------------------------------------------------------------

Item 1.  BUSINESS

  UroQuest Medical Corporation ("the Company") completed an initial public offering of its Common Stock on October 30, 1996 (the "IPO"). Prior to the IPO, the Company changed its name from "UroQuest Corporation" to "UroQuest Medical Corporation" and reincorporated from the State of Florida to the State of Delaware. In connection with the IPO, the Company completed the acquisition of BMT, Inc., an Indiana corporation, and its wholly owned subsidiary, Bivona, Inc., an Indiana corporation (collectively, "BMT"), pursuant to which BMT became a wholly owned subsidiary of the Company as described below.

  The Company's other wholly owned subsidiary is UroCath Corporation, a Florida corporation ("UroCath"). Unless the context of this Report requires otherwise,
(i) references to the "Company" refer to UroQuest Medical Corporation and each of its wholly owned subsidiaries, including the business and operations of BMT from October 30, 1996 (the date of the BMT acquisition), and (ii) references to "UroQuest" refer to UroQuest Medical Corporation and UroCath, excluding the business and operations of BMT.

  The Company was formed to design, develop and market advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command Catheter, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command Catheter is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps. Clinical trials of the On-Command Catheter have demonstrated the utility of the device in managing male urinary outflow disorders. The results of the clinical trials showed an overall symptomatic urinary tract infection ("UTI") rate of less than 3% for all device insertions during the trials. This rate is significantly lower than the rate of infection generally associated with the use of Foley catheters. Of the patients included in the trials, approximately 90% found the Male On-Command Catheter maintained continence, was comfortable to wear and easy to use.

  Clinical trials of the Male On-Command Catheter have been conducted at eight sites in the United States under an Investigational Device Exemption ("IDE") application approved by the United States Food and Drug Administration (the "FDA"). The results to date, while promising, are preliminary and additional clinical testing is required before any definitive conclusions can be reached concerning the general use of the On-Command Catheter. Consequently, the Company is conducting a controlled, randomized clinical study under an approved IDE application at three investigational sites in the United States. The Company expects to complete the study and submit a premarket approval ("PMA") application for the Male On-Command Catheter in the second half of 1997. An IDE application for the Female On-Command Catheter was approved in March 1996 and the Company has obtained Institutional Review Board ("IRB") approval at two investigational sites and is conducting a non-randomized pilot evaluation prior to initiating a controlled, randomized study.

  The Company expects to initiate clinical evaluation of the Male On-Command Catheter in Europe pursuant to an arrangement with B. Braun Biotrol, S.A. ("Braun"), a European-based multinational medical device company. Braun plans to conduct the evaluation and to prepare the necessary regulatory filings in 16 European countries. The clinical evaluation of the Male On-Command Catheter in Europe is expected to begin during the second quarter of 1997 at an investigational site in France, followed by trials in Germany and Spain.

  In October 1996, the Company acquired BMT. BMT designs, develops, manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. The acquisition was effected through a merger of BMT with and into an acquisition subsidiary of the Company pursuant to which shareholders of BMT received, in the aggregate, a combination of $10 million cash and 2,500,000 newly issued shares of the Company's Common Stock. The acquisition has enabled the Company to control its own production source while providing necessary capacity and flexibility in the manufacturing process. The acquisition has also expanded the Company's limited product line and experience which previously focused primarily on the On-Command Catheter. The product development and production expertise of BMT is also being utilized by the Company to develop additional On-Command Catheter products and other new devices related to the management and diagnosis of urological disorders.

UROLOGY PRODUCTS

  The On-Command Catheter is an intraurethral catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command Catheter is designed to enable persons with either incontinence (the inability to control one's urinary function, leading to frequent involuntary urine leakage from the bladder) or retention (the inability to voluntarily and spontaneously empty one's bladder) to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

  Unlike most of the widely used incontinence management products, which are designed to capture urine flow in an external container or absorbent medium, the On-Command Catheter enables the incontinent person to remain dry without interfering with normal lifestyle activities and without the associated medical and psychological problems. Furthermore, unlike most of the widely used products for the management of retention, which result in severe lifestyle restrictions, the On-Command Catheter allows the patient with retention to empty the bladder conveniently and without the potential complications associated with the use of an external collection bag or the need for intermittent catheterization ("IC").

   The principal features of the On-Command Catheter include:

   - Patient Control. The On-Command Catheter enables persons with either incontinence or retention to maintain control of their urinary outflow. The On-Command Catheter prevents urine from leaving the urinary tract until the incontinent person chooses to void, enabling such a person to remain dry. The On-Command Catheter allows the patient with retention to void when desired and without the need for IC.

   - Non-Surgical Application. The On-Command Catheter is designed to be a relatively low-risk, non-surgical management application for urinary outflow problems when compared to surgery or permanently implanted devices. This is particularly important due to the uncertainty and complications of invasive treatments, or when the longevity of the patient is in question.

    - Ease of Use. The operation of the On-Command Catheter is simple and efficient for the patient. The device is also easy for the physician to understand, size and insert because it shares several common design features with other commonly used indwelling catheters, such as the Foley catheter. There is no initial capital or inventory investment required and only minimal training is necessary for a physician to become proficient in the use of the device.

   - Convenience and Enhanced Lifestyle. The proprietary intraurethral design of the On-Command Catheter eliminates the need for external collection bags and absorbents that can restrict mobility and compromise lifestyle. Periodic replacement is also convenient when compared to products like diapers, intermittent catheters and urethral plugs which
        must be changed or   replaced multiple times per day.

   - Lower Incidence of Complications. The On-Command Catheter, because of its intraurethral design, is believed to result in fewer complications than other products designed for the treatment or management of urinary outflow problems. Incontinent persons are likely to stay dry, reducing the risks of rashes, skin irritations, urethral strictures and other complications.

   - Reduced Infection Rate. Male patients with either incontinence or retention have been shown in the Company's clinical trials to have lower symptomatic UTI rates while using the Male On-Command Catheter, when compared with infection rates generally associated with the use of Foley catheters.

   - Cost Effectiveness. The Company believes that less frequent replacement of the On-Command Catheter should provide a competitive cost advantage over products that are changed daily or multiple times per day. In addition, the Company anticipates that the overall treatment cost using the On-Command Catheter will be lower due to a reduced incidence of complications and side effects, as well as patient transfers into institutionalized settings.

  Urinary outflow dysfunction can result from a wide range of diseases, surgical complications or other factors affecting anatomic structures, autonomic reflexes or neurologic function. As a result, it is difficult for a single treatment or management alternative to effectively address every specific condition. There are certain specific patients who would not be able to benefit from the clinical and lifestyle advantages of the On-Command Catheter. First, patients who have limited motor function or dementia may not be able to effectively activate the magnetic valve. Second, the anatomy of patients who have low bladder capacity or bladder instability may not be able to accommodate an intraurethral device such as the On-Command Catheter. Finally, patients with other physical limitations such as excessive obesity or retracted penis may not be able to use the On-Command Catheter.

   Male On-Command Catheter

The Male On-Command Catheter consists of two separable units, the intraurethral catheter portion and the detachable inflator section. When the two units are connected, prior to use, the device closely resembles a Foley catheter. The device is inserted non-surgically through the urethra in a simple five-minute procedure. Two balloons are inflated, one in the bladder to seal the bladder neck and one in the urethra on the downstream side of the prostate gland to anchor the device. The inflator portion is then detached and discarded, allowing the device to reside completely inside the urethra with no exposed components, thereby reducing the risk of infection. The device is designed to remain in place for up to 30 days.

  The proprietary magnetic control valve is located at the outlet end of the catheter section. This valve can be opened by simply placing a matchbook sized magnet externally along the underside of the penis, allowing the urine to flow. Removing the magnet closes the valve, shutting off the flow of urine and keeping the patient dry. Both insertion and removal procedures are non-surgical, take only a few minutes and are easily accomplished by medical staff or other caregivers. The Company offers a range of sizes, and uses a proprietary sizing catheter to ensure appropriate fit. The sizing catheter is easy for physicians to use and ensures a comfortable and customized fit in a variety of anatomies.

   Female On-Command Catheter

  The Female On-Command Catheter also employs a catheter with a detachable inflator section and a magnetically activated valve. The device is shorter than the Male On-Command Catheter and substitutes the urethral anchoring balloon with a small rounded external cap which anchors the device in place beneath the labial folds of the vagina. The device is designed to remain in place for up to 30 days making it more convenient than many other products requiring multiple changes per day. Because the external anchoring cap extends past the urethral opening, symptomatic UTI rates in the Female On-Command Catheter are expected to be higher than the Male On-Command Catheter which resides entirely inside the urethra. The procedures for insertion, voiding and removal are similar to those for the male device.

CLINICAL TRIALS

  Clinical trials of the Male On-Command Catheter were conducted by Surgitek, Inc. ("Surgitek"), a prior licensee of the Company's technology, from 1989 to
1992. The trials evaluated a minimum of   three successive device insertions
for a period of 30 to 37 days each in male patients with either incontinence or retention. A total of 49 patients were enrolled receiving an aggregate of 201 Male On-Command Catheter insertions. The longest trial period on any patient was 32 months, with the patient receiving a total of 30 device insertions.

  The clinical trials demonstrated the utility of the Male On-Command Catheter in managing urinary outflow problems. The results of the clinical trials showed an overall symptomatic UTI rate of less than 3% for all device insertions during the trials. This rate is significantly lower than the rate of infection generally associated with the use of Foley catheters. The Company believes that the results are due, in part, to the entirely indwelling design of the Male On-Command Catheter which is not subject to bacterial influx from external tubing and collection systems typically associated with a Foley catheter. In addition, the proprietary anchoring system caused no adverse effects to the urethra or bladder.

  In the clinical trials, the Male On-Command Catheter initially experienced a high degree of mechanical failure; however, the device's performance improved substantially as the design changes, manufacturing procedures, testing protocols and insertion techniques were modified and enhanced. Complications other than symptomatic UTI primarily included migration, mis-sizing and bladder spasms. Notwithstanding the foregoing, approximately 90% of the patients included in the trials found the Male On-Command Catheter maintained continence and was comfortable to wear and easy to use.

  The Company submitted a 510(k) notification application to the FDA in July 1994 based on the clinical data collected by Surgitek. The Company was notified by the FDA that the clinical trials were deficient in certain respects, particularly with respect to the design of the trials, which had an insufficient number of patients and was not structured as a controlled, randomized study, as required under current FDA regulations. In response to the FDA, the Company designed a controlled, randomized study of the Male On-Command Catheter and filed an IDE application that was approved in July 1995.

  The controlled, randomized study was initially started in September 1995 and then stopped in order to diagnose and correct a component assembly problem causing migration of the device away from the bladder. The Company initiated two non-randomized pilot studies to evaluate several assembly and manufacturing procedures designed to correct the problem and incorporate other improvements, including a modified magnetic valve and a new sizing catheter and procedure to enhance the patient fit of the device. The Company completed the pilot studies prior to recommencing the controlled, randomized study in December 1996.

  The purpose of the randomized study is to confirm prior clinical results and demonstrate the safety and efficacy of the Male On-Command Catheter when compared to a Foley catheter in managing urinary outflow dysfunction. To date, three participating centers are conducting the clinical trials. The study protocol includes the evaluation of a single device insertion for a period of up to 30 days. The duration of the study is seven weeks per patient, including enrollment and both pre-insertion and post-insertion examinations. Study endpoints include comparison of symptomatic UTI rates, physical changes to the bladder and urethra and patient assessment of quality of life between study groups. The Company currently anticipates completing the study in the second half of 1997. There can be no assurance that the study will be completed in this time frame.

  The Company recently obtained clarification from the FDA that the Male and Female On-Command Catheters will now be regulated through a PMA process. The FDA also re-examined the IDE protocol being used in the Company's ongoing controlled, randomized study and indicated that the study design should be sufficient to support a PMA filing. See "Government Regulation."

  The IDE for the Female On-Command Catheter was approved in March 1996 by the FDA and the Company has obtained IRB approval at two investigational sites. As part of the approved IDE, the Company is conducting a non-randomized pilot evaluation to test protocols and procedures prior to initiating the controlled, randomized study. The clinical study will use a Foley catheter as the control device and will evaluate single device insertions over a 7 to 30 day period. The study will require seven weeks per patient to complete and will include 180 patients, 90 of whom will receive the Female On-Command Catheter and 90 of whom will receive the Foley catheter. Study endpoints include comparison of symptomatic UTI rates, physical changes to the bladder and urethra and patient assessment of quality of life between study groups.

  The Company expects to initiate clinical evaluation of the Male On-Command Catheter in Europe pursuant to an arrangement with Braun Braun has agreed to conduct the evaluation and prepare the necessary regulatory filings in 16 European countries. The Company expects the clinical evaluation in Europe to begin in the second quarter of 1997 and will evaluate the Male On-Command Catheter at an investigational site in France, followed by trials in Germany and Spain. There can be no assurance that the clinical evaluation will be completed in this time frame. The protocol will be similar to the IDE approved protocol used in the United States. However, the Company will not be required to include a control group. The Company anticipates evaluating up to three sequential device insertions for each patient.

MARKETING AND SALES OF THE ON-COMMAND CATHETER

  The Company intends to market the On-Command Catheter directly in the United States to physicians and their patients while using marketing collaborations for institutions (nursing home and hospital care) and international markets. The Company's marketing strategy is designed to create awareness and promote the On-Command Catheter as the preferred alternative for the management of lower urinary tract problems in men and women. The Company's initial marketing efforts will be directed toward urologists, uro-gynecologists and primary care physicians whose patients are seeking relief from urinary outflow problems.

  The On-Command Catheter represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command
Catheter will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command Catheter to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   Domestic Sales

  The Company intends to implement its marketing strategy through clinical sales specialists who will educate and train physicians and patients. These specialists will include field-based paraprofessionals, nurse practitioners and professional sales representatives with experience demonstrating medical products and procedures. Initially, the Company will target the sunbelt region of the United States where there is a greater percentage of older persons in whom the incidence of urinary dysfunction is higher. The Company then intends to expand its sales efforts into other areas of the country.

  The Company believes that many patients using currently available products to manage incontinence and retention are dissatisfied with such products. Patient awareness of the benefits of the On-Command Catheter will be created through the use of selected print advertising, incontinence advocacy group sponsorship, prostate cancer newsletters and other targeted promotions. The objective will be to inform patients that a new management option is available and provide them with a toll free phone number to call for more information. Callers will be provided with the names of physicians in the patient's area who have been trained by the clinical sales specialist, have adopted the On-Command Catheter for their patients and are prepared to evaluate the clinical suitability of the patient. The Company's strategy is to identify reference physicians in selected geographic areas to provide a referral network for patients seeking management alternatives. Timing of the awareness media campaign will be carefully orchestrated to coincide with the physician training. The Company's direct sales activities will also be augmented through attendance and participation in trade shows and organizational meetings specifically related to urology and urinary dysfunction and through the publication of scientific papers discussing the results of expanded clinical development work.

  Based on market research commissioned by the Company, the Company believes its initial target market includes men who have incontinence or retention whose condition does not preclude them from using a medical device and who meet certain additional criteria including age, manual dexterity and dissatisfaction with their current management modality. This research also indicates that over one million men are currently using a catheter-type device to manage urinary outflow problems. The Company believes that patients currently using these devices will be the first to recognize the benefits of the On-Command Catheter. These male patients are accustomed to catheters, see their physician on a regular basis, and are believed to be the most receptive to alternative management methods. Patients using absorbents who are dissatisfied with the wetness, odor, discomfort and embarrassment associated with diapers are also primary targets.

  The Company is targeting women with moderate to severe stress incontinence who require some form of continuous management and are dissatisfied with wearing diapers and pads. The Company estimates that this represents a target market of one and one-half million women in the United States. The Company intends to introduce the Female On-Command Catheter initially through the physicians who have had prior experience with the Male On-Command Catheter and are treating female patients with similar profiles.

  The Company expects eventually to add managed care specialists to address the unique requirements of capitated health care systems including hospitals, HMOs and nursing homes. The products will be sold on the basis of pharmacoeconomic results and the overall cost effectiveness versus other management and treatment modalities. The Company plans to analyze and use the most appropriate distribution method to reach these institutional markets.

  To date, the Company has not sold any On-Command Catheter products and does not currently employ any marketing or sales employees for such device. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel or otherwise design and implement an effective marketing and sales strategy for the On-Command Catheter. The failure to establish and maintain effective marketing, sales and distribution channels for the Company's products, or to attract and retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

   International

  International marketing efforts are initially being directed at Europe and Japan. International sales are expected to be made through independent foreign distribution arrangements. The Company has entered into an arrangement with Braun to conduct clinical trials in Europe for the On-Command Catheter. Braun has over 200 sales representatives in the major European countries who would be responsible for selling and marketing the Company's catheter products. This arrangement may lead to an exclusive licensing and distribution agreement in Europe following the clinical trials. Preliminary discussions are currently underway with other potential distributors in Japan and other Pacific Rim countries. There can be no assurance that the Company will be successful in establishing or maintaining effective marketing, sales and distribution channels internationally.

  International sales may be adversely affected by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, distributor difficulties, communications problems, fluctuations in foreign currency rates, foreign competition and other factors. Any one or more of these factors could limit the Company's international sales and have a material adverse effect on the Company's business, financial condition and results of operations.

AIRWAY MANAGEMENT PRODUCTS AND OEM SALES

  The Company manufactures and markets a series of proprietary airway management products under the BMT label. These products consist primarily of silicone based medical devices used in a wide variety of clinical applications, including tracheostomy and endotracheal tubes for airway management and voice prostheses for voice restoration. The Company also produces a range of complex catheter type products on an OEM and private label basis for other medical device companies in areas that include gastrointestinal feeding, esophageal management, cardiac perfusion, hyperalimentation and dialysis.

  The Company uses a small direct sales force to market its proprietary airway management products to medical specialists including ear, nose and throat ("ENT") surgeons, respiratory therapists, speech pathologists and anesthesiologists. A group of specialty medical dealers is used in international markets. Approximately 20% of the Company's net sales are currently derived from sales in international markets.

  The current proprietary airway management product line includes over 400 different products sold to approximately 9,000 customers in 40 different countries. The OEM product line includes approximately 500 additional products sold to about 20 different companies, most of which are Fortune 500 medical device companies. For the year ended December 31, 1996, OEM sales accounted for approximately 40% of the Company's net sales. Sales to Abbott Laboratories accounted for approximately 20% of total net sales. Although the Company intends to continue developing its OEM business, there can be no assurance that it will be successful in its efforts or that its OEM customers will react favorably to the acquisition of BMT by the Company. The loss of Abbott Laboratories or other OEM customers could have a material adverse effect on the Company's business, financial conditions and results of operations.

  The OEM business is serviced by a team of contract sales agents with support from the Company's engineering staff. The Company is positioned as a value added manufacturer providing complete product development, regulatory affairs, manufacturing and packaging service. The Company emphasizes its broad expertise in complex catheter manufacturing, silicone fabrication techniques and surface enhancement technologies.

MANUFACTURING

   Through BMT, the Company currently produces limited quantities of the On-Command Catheter for use in its clinical trials. The manufacturing facilities are currently operated in compliance with existing FDA-mandated Good Manufacturing Practices ("GMPs") and have passed inspection repeatedly by the FDA, as well as the United Kingdom's Department of Health.

   The business of BMT has been specialized in the manufacture of medical devices using predominantly silicone technology for 25 years. BMT manufactures a broad range of silicone-based catheter-type products used in various segments of the health care industry. BMT has obtained ISO-9001 certification from BSI Product Certification of the United Kingdom, which is based on adherence to established standards in the area of quality assurance and manufacturing process control, and CE mark status.

  The Company purchases certain of the components used to manufacture the On-Command Catheter from several single source suppliers, with whom the Company has no long-term agreements. Any interruptions or delays associated with any component shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales of the On-Command Catheter, could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's manufacturing capabilities include custom compounding, where special pigmentation, radiopacity agent, or unique ratio blending are necessary to customize end product performance specifications. Liquid silicones and high consistency silicones are utilized in injection, transfer, compression, insert or blow molding processes to manufacture components in a variety of custom configurations. The Company also has the capability to extrude single or multi-lumen tubing, special round or compound profiles or even coextrusion with other silicone or non-silicone substrates in a range of sizes from as small as 0.002" inside diameter tubing to as large as 1.6" outside diameter. In some cases, these basic processes yield a finished device. In most cases these molded or extruded products become the components and/or subassemblies from which a broad range of catheter-type devices are manufactured, including the On-Command Catheter.

  The Company has extensive assembly and fabrication capabilities. The molded or extruded silicone components are combined together with any number of non-silicone components to produce a variety of products. In addition to both Class 100,000 and Class 10,000 certified cleanroom assembly and packaging capability, the Company's other custom assembly processes include adhesiving, bonding, potting, forming, porting, drilling, notching, cutting, printing, coating, dispensing and reinforcing with wires or other non-silicone substrates. In addition, the Company has developed proprietary surface enhancement technologies and processes which provide a wide range of alternative product characteristics. Over 800,000 silicone catheter-type devices are currently manufactured annually and the Company currently has excess manufacturing capacity.

  The manufacture of the On-Command Catheter over the past two years has included design and process steps which have evolved over this period to its current design. The processes and techniques required to manufacture and assemble the On-Command Catheter are similar to those currently used by the Company to manufacture other silicone catheter-type devices. The On-Command Catheter also requires the procurement of several non-silicone components. The sources for each component have been identified and a limited inventory of certain components is currently available. In addition, the Company is seeking to develop alternative sources for such components.

  The Company may encounter difficulties, delays and significant expenses in scaling up production of the On-Command Catheter, including potential problems involving production yields, quality control, component supply and shortage of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command Catheter at a commercially reasonable price. Notwithstanding BMT's manufacturing expertise, there can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command Catheter and, in such event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations.

  Many raw materials used in the manufacturing process are subject to various environmental laws and regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for medical device manufacturers. In the event of a violation of environmental laws, the Company could be held liable for damages, the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation. There can be no assurance that the Company will be able to comply with the discharge levels mandated or that the costs of complying with such regulations will not require additional capital expenses. Furthermore, there can be no assurance that compliance with such regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

  The Company's current research and development efforts are focused primarily on broadening the number of On-Command configurations to address additional clinical indications, as well as developing the Snap-Shot Urine Chemistry Test System. The Company also intends to continue to build upon its clinical knowledge and relationships to develop additional advanced, innovative products for the management, treatment and diagnosis of other urological problems. Accordingly, the Company intends to continue to devote significant funds to its research and development activities.

  The Company has a fully-staffed pilot production laboratory with a range of capabilities including product molding, extrusion, testing and assembly as well as extensive experience in silicone manufacturing and in materials selection for specific applications. The research and development staff consists of 8 engineers and 14 skilled technicians.

   On-Command Convertible Catheter

  The On-Command Convertible Catheter is being developed for use in patients requiring temporary bladder management in a clinical setting where a Foley or intermittent type catheter would normally be used to monitor urine output and chemistry and evaluate kidney function. With the inflator portion attached, the On-Command Convertible Catheter would function like a Foley catheter allowing for continuous bladder drainage. When continuous monitoring is no longer necessary and continence has not yet returned, the inflator portion of the On-Command Convertible Catheter can be disconnected and the device then functions in the controlled flow mode. The patient can then move about without restriction or without the attendant problems associated with an indwelling Foley catheter, external tubing and collection bag.

   On-Command Control Catheter

  The On-Command Control Catheter is being developed for use with semi-ambulatory or bed-ridden patients in long-term or home care environments. The On-Command Control Catheter incorporates a mechanical valve mechanism that can be easily opened or closed by a caregiver to facilitate patient voiding. The Company believes the device will be useful in the management of incontinence in nursing homes and extended care settings, replacing adult diapers, Foley catheters, male external catheters and suprapubic catheters.

   Snap-Shot Urine Chemistry Test System

  The urine chemistry test system, to be identified under the trademark "Snap-Shot," is a simple disposable device used for the chemical analysis of urine samples. The product is a completely closed system in which urine can be easily collected and tested for various chemical components. Because urine is a body fluid that can potentially transmit dangerous diseases, OSHA has mandated the use of precautionary measures when handling such fluids. The use of gloves, gowns, face protection and special ventilation and disposal for these supplies, as well as the specimen, raises the cost of urinalysis performed in a physician's office.


  The Snap-Shot is designed to ensure compliance with OSHA safety regulations for the safe handling of body fluids during testing procedures. The Company is not aware of any other manual urinalysis device which is either currently on the market or under development which complies with these regulations. The Company believes that the Snap-Shot will be classified as a Class I device, and therefore the Company will seek FDA marketing clearance or approval through a 510(k) premarket notification. The Snap-Shot is in the prototype stage of development and there can be no assurance that the Company will be able to develop it as a product that will be accepted by the market or generate significant sales. The Company has not sold any Snap-Shot products to date.

COMPETITION

  Competition in the market for treatment and management of urological disorders is intense and is expected to increase. The Company believes that the primary competitive factors for its products will include the level of physician and consumer awareness and acceptance of available management methods, the degree, rate and severity of potential complications, price and related benefits, lifestyle implications, available reimbursement and the training of health care professionals and consumers in the use of available management methods. The Company's ability to compete in this market will also be affected by its product development capabilities and innovation, its ability to obtain required regulatory approval, its ability to protect the proprietary technology, its manufacturing and marketing capabilities and its ability to attract and retain skilled employees.

  The Company believes its principal competition will come from existing incontinence management modalities, such as adult diapers and absorbents, with additional competition from existing catheter and surgery products. Current major competitors who compete in the adult absorbent market include Kimberly-Clark Corporation, Procter & Gamble Company, Johnson & Johnson Co., Confab Technologies, Inc. and INBRAND Corporation. Current major competitors who compete in the catheter/urine collection bag drainage system market include C.R. Bard, Inc., Kendall Co., Mentor Corporation, Convatec and Baxter Technologies, Inc. Current major competitors who compete in the market for surgical or implantable products for incontinence include American Medical Systems, Inc., C.R. Bard, Inc., Mentor Corporation, Johnson & Johnson Co. and Collagen Corporation.

  The Company is aware that UroMed Corp., UroHealth, Inc., Rochester Medical Corporation, Influence, Inc. and others are developing a number of alternative products for the management of female stress incontinence. The Company is not aware of any new products or technologies currently being tested that compete directly with the On-Command Catheter in the male urinary outflow dysfunction market.

  The Company competes with a number of other silicone fabricators for OEM and private label business. The OEM business is highly competitive and the timing and volume of orders can fluctuate significantly. The Company does not attempt to compete with the high volume molded part producers, but specializes in complete device assemblies of complex products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations.

  BMT's proprietary silicone products compete primarily against non-silicone counterparts produced by a number of large multinational companies, including Mallinkrodt Group Inc., Sims and Rusch Inc. In addition, there are a number of smaller companies that compete in other BMT market areas, including InHealth in voice restoration and Xomed Surgical Products, Inc. in ENT. Competition in the markets for BMT's proprietary products is also intense.

  Most of the Company's competitors and potential competitors have significantly greater financial, technical, research, manufacturing, marketing, sales, distribution and other resources than the Company. It is possible that other large health care and consumer product companies may also enter the Company's markets in the future. Furthermore, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products that may compete with products offered by the Company.

  There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which may be offered by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

  The Company's success will depend, in part, on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's strategy regarding the protection of its proprietary rights and innovations is to seek patents on those portions of its technology that it believes are patentable and to protect as trade secrets other confidential information and proprietary know-how.

  UroQuest holds ten United States patents, eight of which relate to the On-Command Catheter, numerous foreign patents, five United States patent applications and various foreign patent applications pending. One United States patent and two patent applications relate to the Snap Shot chemistry test system. The issued United States patents include both method and device claims. UroQuest's first two patents, which relate to the On-Command Catheter, expire in 2000 and 2001 and the remainder of all other patents, including six related to the On-Command Catheter, expire in the years from 2007 through 2014. In addition, BMT holds fifteen Unites States patents and nine foreign patents relating to proprietary airway management products. Except for two patents that expire in 1999 and 2000, theses patents have expiration dates ranging from 2002 to 2014. The Company believes that its patents contain claims which may provide a substantial competitive advantage to the Company. However, there can be no assurance that the Company's issued patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. Moreover, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made significant investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

  Some of the technology used in, and that may be important to, the Company's products is not covered by any patent or patent application of the Company. Therefore, the Company also relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with certain employees, consultants and other parties. The Company's proprietary information agreements with employees and consultants contain standard confidentiality provisions and, in certain instances, require such individuals to assign to the Company, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. Moreover, litigation associated with the enforcement by the Company of its trade secrets and proprietary know-how can be lengthy and costly, with no guarantee of success.

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the urological disorder management market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the United States Patent and Trademark Office (the "PTO").

  Any litigation or interference proceedings would result in substantial expense to the Company and significant diversion of attention by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  To date, no claims have been brought against the Company alleging that its technology or products infringe intellectual property rights of others. However, there can be no assurance that such claims will not be brought against the Company in the future or that any such claims will not be successful.

  The Company seeks to protect its trademarks through registration. On-Command(R) is a registered trademark of UroQuest. In addition, UroQuest has filed intent to use applications for other marks which have been approved by the PTO. BMT also holds four registered trademarks, including Bivona(R), Fome-Cuf(R), Aire-Cuf(R) and Saf T Flo(R) and 16 trademarks for which United States and foreign registrations are pending. There can be no assurance, however, that registration of the Company's trademarks will provide any significant protection.

THIRD-PARTY REIMBURSEMENT

  In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Products such as diapers and absorbents that are widely used for incontinence management generally do not receive third-party reimbursement and are paid for by the patient.

  The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On-Command Catheter will generally be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available. The Company is unable to determine whether the On-Command Catheter reimbursement amount, if any, will be sufficient to cover the cost of the product. The Company currently estimates the price of the Male On-Command Catheter will be in excess of $100 per month, based on the use of one device per month, although the exact pricing of the Male On-Command Catheter has not yet been set. The pricing for the Female On-Command Catheter has not yet been determined by the Company. Medicare allowable costs for other urinary outflow dysfunction management devices are approximately $60 for Foley catheters and approximately $85 for male external catheters per month. Allowable reimbursement costs for sterile IC are approximately $600 per month. The Company's long-term strategy is to obtain separate reimbursement codes and perform outcome studies evaluating the cost effectiveness of the On-Command Catheter compared to other device, absorbent and treatment modalities.

  If third-party reimbursement is unavailable, consumers will have to pay for the On-Command Catheter themselves, resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The

Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command Catheter will be dependent upon decisions by the Health Care Financing Administration for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers.

  Changes in the availability of third-party reimbursement for the On-Command Catheter, for products of the Company's competitors or for surgical procedures may affect the pricing of the On-Command Catheter or the relative cost to the patient. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the On-Command Catheter will be required to obtain reimbursement. There can be no assurance that reimbursement for the On-Command Catheter will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support the On-Command Catheter. The foregoing discussion regarding third-party reimbursement for the On-Command Catheter is generally applicable to BMT's proprietary line of airway management products. Failure to obtain third-party reimbursement for any of the Company's products may have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

  The Company's products, including the On-Command Catheter, will be subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in the various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

  Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA has classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls deemed necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, premarket notification and adherence to GMPs. Class II devices are generally those whose safety and efficacy can reasonably be ensured through the use of general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new devices introduced after May 28, 1976 that are not "substantially equivalent" to legally marketed products. Manufacturers must also comply with MDR requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

  The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA has proposed changes to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

  The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

  Before a new device can be introduced into the market in the United States, the manufacturer or distributor generally must obtain FDA marketing clearance or approval through either a 510(k) premarket notification or a PMA application. If a manufacturer or distributor of medical products can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor may seek FDA marketing clearance for the device by submitting a 510(k) notification. The FDA recently has been requiring more vigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. The 510(k) notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

  Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. The FDA has no specific time limit by which it must respond to a 510(k) notification. It generally takes four to 12 months from the date of submission to obtain 510(k) premarket clearance, but it may take longer. The FDA may agree with the manufacturer or distributor that the proposed device is "substantially equivalent" to another legally marketed device, and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional clinical data, before a substantial equivalence determination can be made. Such a determination or request for additional information could prevent or delay the market introduction of a new product. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions.

  If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed medical device, the manufacturer or distributor will have to seek a PMA for the device. A PMA, which must prove that a device is safe and effective, must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of preclinical testing, clinical trials and extensive manufacturing information. The PMA process can be expensive, uncertain and lengthy. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If sufficiently complete, the application is declared fileable by the FDA and the FDA will begin an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

  If human clinical trials of a device are required, whether for a 510(k) or a PMA, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval. Submission of an IDE does not give assurances that FDA will approve the IDE and, if it is approved, there can be no assurance that FDA will determine that the data derived from these studies will support the safety and efficacy of the device or warrant the continuation of clinical studies. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

  The FDA has approved IDEs for both the Male On-Command Catheter and the Female On-Command Catheter and the Company is currently conducting clinical studies in the U.S. There can be no assurance that the FDA will determine that the data derived from these studies will support the safety and efficacy of the devices or warrant the continuation of clinical studies. The FDA has recently indicated that the Male and Female On-Command Catheters are now considered "transurethral occlusive devices" and as such will be regulated through the PMA process.

  The Company currently expects to submit a PMA application for the Male On-Command Catheter in the second half of 1997. There can be no assurance that a PMA application will be submitted in this time frame, nor can there be any assurance that approval will be obtained. Any failure to obtain, or delay in obtaining, such approvals would have a material adverse effect on the Company's business, financial condition and results of operations.

  There can be no assurance that the Company will be able to obtain necessary regulatory clearances or approvals for its products on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, the loss of previously received clearances or approvals, limitations on intended use imposed as a condition of such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

  Sales of medical devices outside of the United States are subject to regulatory requirements that vary widely from country to country. The time necessary to obtain approval for sale in other countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The Company expects to initiate clinical evaluation of the Male On-Command Catheter in Europe pursuant to an arrangement with Braun. Braun will be responsible for management of the evaluation and obtaining regulatory approval for the On-Command Catheter, and such approval will therefore be outside the Company's control. Moreover, the success of such evaluation in Europe will be dependent, in large part, on Braun's capabilities and performance. Some countries in which the Company intends to sell devices through distributors (for example, Germany, France and Spain) either do not currently regulate medical devices such as the On-Command Catheter or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market the On-Command Catheter. Some countries have historically permitted human studies earlier in the product development cycle than the United States. Other countries, such as Japan, have standards similar to those of the FDA. This disparity in the regulation of medical devices may result in more rapid product approvals in certain countries than in the United States, while approvals in countries such as Japan may require longer than in the United States. The export of medical devices is also subject to regulation in certain instances.

  BMT, as a developer and manufacturer of Class I and Class II medical devices, is also subject to all of the foregoing regulatory requirements of the FDA. BMT is also registered with the FDA as a distributor, initial importer, repackager and relabeler of medical devices. Among its activities, BMT markets a range of proprietary and OEM products, most of which were required to receive 510(k) clearance. BMT has made modifications to one or more of its cleared proprietary devices that BMT believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of BMT's determinations not to submit a new 510(k) notice for any of these changes or would not require BMT to submit a new 510(k) notice for any of the changes made to BMT's devices. If the FDA requires BMT to submit a new 510(k) notice for any device modification, BMT may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

  BMT recently received certification of conformance to ISO-9001 Standards. BMT has contracted with a foreign certification services company to act on its behalf for assessment of compliance with the provisions of the Medical Device Directive ("MDD") of the European Union. BMT's products are classified as Class IIA, and self certification and authorization for application of the CE mark under Annex II of the MDD (full quality system in conformance to EN29001 and EN46001).

PRODUCT LIABILITY AND INSURANCE

  The business of the Company entails significant product liability and recall risks. A recent United States Supreme Court decision held that product liability may exist despite FDA approval and future court decisions may also affect the Company's risk of product liability. The Company maintains product liability insurance on products it currently sells and those currently under clinical evaluation in the amount of $5 million and evaluates its insurance requirements on an ongoing basis. A successful product liability claim or series of claims brought against the Company that are not covered by insurance or are in excess of existing insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that future product recalls, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

EMPLOYEES

  As of December 31, 1996, the Company employed a total of 265 full-time employees. The Company believes that it has been successful in attracting experienced and capable personnel. However, there can be no assurance that the Company will continue to do so.

  None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good. In the past six years, BMT has faced two union election contests at its manufacturing facility, each of which failed. There can be no assurances that the Company will not face additional attempts to unionize its employees. In the event the Company becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

  The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties and include statements regarding the Company's product developments, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate, and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 1. "Business" and see Item 7. "Management's Discussion and Analysis of Financial

Condition" and "Results of Operations."

  Lack of Regulatory Approval and Limited Clinical Data

  The Company's principal product, the On-Command Catheter, is an investigational device that has not been approved by the FDA or foreign regulatory authorities and will not be available for commercial distribution in the United States or internationally unless and until such approval is obtained. The Male On-Command Catheter is currently in clinical testing in the United States with respect to single use insertions of up to 30 days. Clinical data obtained to date is limited. The Company is conducting a controlled, randomized clinical study of the Male On-Command Catheter. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device. Clinical testing of the Female On-Command Catheter has only recently been initiated. If either the Male or Female On-Command Catheter does not prove to be safe and effective in clinical testing to the satisfaction of the FDA or foreign regulatory authorities, the Company will not be able to market or commercialize the On-Command Catheter in the United States or abroad. Furthermore, approval for single use insertions of the On-Command Catheter, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command Catheter will prove to be safe and effective in the United States or international clinical testing, or that FDA or foreign regulatory approval will be obtained on a timely basis, if at all. In addition, the clinical testing may identify technical, manufacturing, design or other obstacles that can delay completion of such testing, as was experienced in early clinical trials of the Male On-Command Catheter. If the On-Command Catheter does not prove to be safe and effective in clinical testing or if the Company is otherwise unable to obtain necessary regulatory approval, the Company's business, financial condition and results of operations will be materially adversely affected. See "Urology Products," "Clinical Trials," and "Government Regulation."

  Dependence Upon the On-Command Catheter

  The Company expects to derive a substantial majority of its future revenues from sales of the On-Command Catheter. Although the operations of BMT are expected to be the sole source of revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command Catheter in the United States and abroad. Although the Company markets a line of proprietary medical device products through BMT, there can be no assurance that such products will receive continued market acceptance or generate significant sales. Furthermore, even though the Company is in the process of developing new products in addition to the On-Command Catheter, there can be no assurance that such development efforts will be successful or that any resulting products will achieve market commercialization. The life cycle of the On-Command Catheter is difficult to estimate, particularly in light of current and future technological developments, competition and other factors. The failure of the Company to successfully commercialize the On-Command Catheter or to realize significant revenues therefrom would have a material adverse effect on the business, financial condition and results of operations of the Company. See "Urology Products," and "Clinical Trials."

  Uncertainty of Market Acceptance

  The On-Command Catheter represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command
Catheter will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. The Company believes that recommendations of the On-Command Catheter by physicians will be essential for market acceptance of the On-Command Catheter, and there can be no assurance that any such recommendations will be obtained. Broad use of the On-Command Catheter will require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. Moreover, health care payers' approval of reimbursement for the On-Command Catheter will be an important factor in establishing market acceptance. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command Catheter to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Marketing and Sales of the On-Command Catheter," and "Third Party Reimbursement."

  Limited Operating History; History of Losses and Expectation of Future Losses

  The Company has a limited history of operations. Since its inception in April 1992, the Company has been primarily engaged in research and development of the On-Command Catheter. The Company has experienced substantial operating losses since inception and, as of December 31, 1996, had an accumulated deficit of approximately $5,666,000. The Company expects its operating losses to continue for at least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Associated with BMT Acquisition

  The recent acquisition of BMT constitutes the Company's first acquisition of another business. The acquisition may result in a number of unforeseen difficulties and problems that could have a material adverse effect on the Company's business, financial condition and results of operations. The acquisition of BMT has resulted in approximately $12.3 million of goodwill being recognized upon consolidation. This goodwill will be amortized over a 20 year period resulting in an amortization charge of approximately $629,000 annually. This amortization and other depreciation charges related to the acquisition, totaling approximately $823,000 annually, will reduce BMT's earnings and negatively impact the contribution otherwise expected to be provided by BMT to the Company's consolidated results of operations. There can be no assurance that the anticipated benefits of the acquisition will be realized. Moreover, the acquisition could have the effect of disrupting the current business and operations of BMT by adversely affecting material relationships with significant customers and others, including principal suppliers and key employees. In particular, approximately 40% of BMT's net sales during 1996 were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1996, BMT derived approximately 20% of its net sales from one such customer. Although BMT intends to continue developing its OEM business, there can be no assurance that BMT will be successful in its efforts or that its OEM customers will react favorably to the acquisition. The acquisition of BMT could also redirect significant management attention and other resources that would otherwise be devoted to the ongoing development of the On-Command Catheter.

  Government Regulation

  The Company's products, including the On-Command Catheter, will be subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"), the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

  Companies desiring to market a new medical device generally must obtain either a premarket notification clearance under Section 510(k) of the FDC Act ("510(k)") or a premarket approval ("PMA") prior to the introduction of such medical device into the market. In addition, changes to a medical device that significantly affect the safety or efficacy of the device are also subject to FDA review and clearance or approval. Although generally believed to be a shorter, less costly regulatory path than a PMA, the process of obtaining a 510(k) clearance generally requires the submission of supporting data, which may include data from clinical trials of the device. The time period required to assemble and compile this data can be extensive and can extend the regulatory process for a considerable length of time. The PMA process can take several years or longer from initial filing and requires the submission of extensive clinical data and supporting information.

  The FDA has approved IDEs for both the Male On-Command Catheter and the Female On-Command Catheter. The Company has obtained IRB approval and is conducting non-randomized pilot evaluations of both devices prior to initiating controlled, randomized studies. There can be no assurance that the FDA will determine that the data derived from these studies will support the safety and efficacy of the devices or warrant the continuation of clinical studies.

  The Company currently expects to submit a PMA application for the Male On-Command Catheter in the second half of 1997. There can be no assurance that a PMA application will be submitted in this time frame, nor can there be any assurance that approval will be obtained. Any failure to obtain, or delay in obtaining, such approval would have a material adverse effect on the Company's business, financial condition and results of operations.

  Regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of approved medical devices for unapproved uses. The Company will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practices ("GMP") and similar regulations in other countries, which include testing, control, and documentation requirements, and with Medical Device Reporting ("MDR") requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

  Sales of medical devices outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The Company expects to initiate clinical evaluation of the Male On-Command Catheter in Europe pursuant to an arrangement with Braun. Braun will be responsible for management of the evaluation and obtaining regulatory approval for the On- Command Catheter, and such approval will therefore be outside the Company's control. Moreover, the success of such evaluation in Europe will be dependent, in large part, on Braun's capabilities and performance. Some countries in which the Company intends to sell devices through distributors (for example, France, Germany and Spain) either do not currently regulate medical devices such as the On-Command Catheter or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market the On-Command Catheter.

  There can be no assurance that the Company will be able to obtain PMA approval to market the On-Command Catheter or other products in the United States for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

  BMT, as a developer and manufacturer of Class I and Class II medical devices, is also subject to all of the foregoing regulatory requirements of the FDA. BMT is registered with the FDA and is a manufacturer, distributor, initial importer, repackager and relabeler of medical devices. Among its activities, BMT markets a range of proprietary and OEM products, most of which were required to receive 510(k) clearance. BMT has made modifications to one or more of its cleared proprietary devices that BMT believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of BMT's determinations not to submit a new 510(k) notice for any of these changes or would not require BMT to submit a new 510(k) notice for any of the changes made to BMT's devices. If the FDA requires BMT to submit a new 510(k) notice for any device modification, BMT may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. See "Clinical Trials, and Government Regulation."

  Lack of Marketing and Sales Experience

  To date, the Company has not sold any On-Command Catheter products. Although the Company intends to market the On-Command Catheter in the United States through a direct sales force, if and when necessary regulatory approvals are obtained, the Company currently does not employ any marketing or sales employees for the On-Command Catheter. In addition, the Company intends to market the On-Command Catheter internationally through independent foreign distribution arrangements, none of which are currently in place. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel, establish acceptable international arrangements or otherwise design and implement an effective marketing and sales strategy for the On-Command Catheter. See "Marketing and Sales of the On-Command Catheter."

  Manufacturing Risks

  Through BMT, the Company has only manufactured the On-Command Catheter in limited quantities for clinical testing purposes. Although BMT has extensive experience in manufacturing custom silicone products, including urological catheters, the Company does not have experience in manufacturing the On-Command Catheter in commercial quantities. The Company may encounter difficulties, delays and significant expenses in scaling up production of the On-Command Catheter, including potential problems involving production yields, quality control, component supply and shortages of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command Catheter at a commercially reasonable price. There can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command Catheter and, in such an event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

  Reliance On Patents and Protection of Proprietary Technology

  The Company's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its technology. There can be no assurance that the Company's issued patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made significant investments in competing technologies, will not seek to apply for and obtain patents that may prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

  In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with certain employees, consultants and other parties. The
Company's proprietary information agreements with employees and consultants contain standard confidentiality provisions and, in certain instances, require such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also seeks to protect its trademarks through registration. There can be no assurance, however, that registration of such marks will provide any significant protection. See " Patents and Proprietary Rights."

  Intense Competition and Technological Advances

  Competition in the market for treatment and management of urological disorders is intense and is expected to increase. The Company believes its principal competition will come from existing incontinence management modalities, such as adult diapers and absorbents. The market for adult absorbents is currently dominated by companies such as Kimberly-Clark Corporation, Procter & Gamble Company and Johnson & Johnson Co. The Company also expects to face significant competition from other domestic and international companies that are developing similar and other products and technologies for the management of incontinence. Most of the Company's competitors and potential competitors have significantly greater financial, technical, research, manufacturing, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which may be offered by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations. See "Competition."

  Uncertainty Relating to Third-Party Reimbursement

  In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Products such as diapers and absorbents that are widely used for incontinence management generally do not receive third-party reimbursement and are paid for by the patient. The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On- Command Catheter will generally be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available. The Company is unable to determine whether the On-Command Catheter reimbursement amount, if any, will be sufficient to cover the cost of the product. If third-party reimbursement is unavailable, consumers will have to pay for the On-Command Catheter themselves, resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command Catheter will be dependent upon decisions by the Health Care Financing Administration for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers.

  Changes in the availability of third-party reimbursement for the On-Command Catheter, for products of the Company's competitors or for surgical procedures may affect the pricing of the On-Command Catheter or the relative cost to the patient. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the On-Command Catheter will be required to obtain reimbursement. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support the On-Command Catheter. Failure to obtain such reimbursement may have a material adverse effect on the Company's business, financial condition and results of operations. See

"Third-Party Reimbursement."

  Future Capital Needs; Uncertainty of Additional Funding

  The Company's capital requirements depend on numerous factors, including the extent to which the On-Command Catheter and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes that the net proceeds from its IPO, together with existing borrowings and cash anticipated to be generated from non-urological operations, will provide adequate funding for its capital requirements in the foreseeable future, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  Dependence Upon Key Employees

  The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company's ability to manage its transition to commercial-scale operations, and hence its success, will depend in large part on the efforts of these individuals. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, and there can be no assurance that the Company will be able to attract and retain such personnel.

  Intellectual Property Litigation Risks

  The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the urological disorder management market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the PTO. The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

  Any litigation or interference proceedings would result in substantial expense to the Company and significant diversion of attention by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  International Sales Risks

  The Company plans to sell the On-Command Catheter and other products both in the United States and in foreign markets. Any international sales are expected to be made through independent foreign distributors and involve a number of inherent risks. Consequently, there can be no assurance that the Company will be able to achieve significant sales of the On-Command Catheter or other products in any foreign market. International sales may be adversely affected by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, distributor difficulties, communications problems, fluctuations in foreign currency rates, foreign competition and other factors. Any one or more of these factors could limit the Company's international sales and have a material adverse effect on the Company's business, financial condition and results of operations. See "Marketing and Sales of the On-Command Catheter."

  Product Liability Risk; Product Recall Risk

  The manufacture and sale of medical devices entails significant product liability and recall risks. A recent United States Supreme Court decision held that product liability may exist despite FDA approval and future court decisions may also affect the Company's risk of product liability. Although the Company intends to obtain product liability insurance covering the On-Command Catheter prior to commercialization, it does not currently have such insurance which may be expensive and may not be available on acceptable terms, if at all. Although the Company maintains product liability insurance with respect to its products, a successful product liability claim or series of claims brought against the Company which are in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that product recalls, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur. See "Product Liability and Insurance."

  Uncertainty Related to Health Care Reform

  Political, economic and regulatory influences are subjecting the health care industry in the United States to fundamental change. Although Congress has failed to pass comprehensive health care reform legislation to date, the Company anticipates that Congress, state legislatures and the private sector will continue to review and assess alternative health care delivery and payment systems. Potential approaches that have been considered include mandated basic health care benefits, controls on health care spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups, price controls and other fundamental changes to the health care delivery system. Legislative debate is expected to continue in the future, and market forces are expected to demand reduced costs. The Company cannot predict what impact the adoption of any federal or state health care reform measures, future private sector reform or market forces may have on its business.

  Dependence Upon Key Suppliers

  Through BMT, the Company purchases certain of the components used to manufacture the On-Command Catheter from several single source suppliers, with whom the Company has no long-term agreements. Any interruptions or delays associated with any component shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales of the On-Command Catheter, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

  Uncertainty of BMT Operations

  Although the business operations of BMT have continued since 1971, there can be no assurance that

BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past six years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Employees."

  Environmental Risks

  Through BMT, the Company utilizes many raw materials in the manufacturing process that are subject to various environmental laws and regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for medical device manufacturers. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation to another location. There can be no assurance that the Company will be able to comply with the discharge levels mandated or that the costs of complying with such regulations will not require additional capital expenses. Furthermore, there can be no assurance that compliance with such regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

  Management's Broad Discretion in the Use of Unallocated Portion of Proceeds

  A significant portion of the net proceeds to the Company from its IPO are not allocated to any specific purpose. Accordingly, the Company's management retains broad discretion as to the allocation of a substantial portion of the net proceeds. Stockholders will not have any advance notice or opportunity to approve the Company's uses of these unallocated proceeds.

  Control by Directors, Executive Officers and Affiliated Entities

  The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 56% of the Company's Common Stock. As a result, these stockholders, if acting together, are able to exert substantial influence over and could possibly control all matters requiring approval by the stockholders of the Company, including the election of directors and mergers or other business combination transactions. In addition, each of Warburg, Pincus Investors, L.P. ("Warburg"), the Company's principal stockholder, and Vertical Fund Associates, L.P. ("Vertical") is entitled to designate, in certain circumstances, three members of the Board of Directors, which may not have more than 11 directors without consent of each such stockholder. In this event, Warburg and Vertical, if acting together, would be able to control the direction, management and policies of the Company.

  Possible Volatility of Stock Price

  The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Common

Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, it is likely that during future quarterly periods, the Company's results of operations may fluctuate significantly or may fail to meet the expectations of stock market analysts and investors and, in such event, the Company's stock price could be materially adversely affected. In the past, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Certain Anti-Takeover Effects of Charter, Bylaw and Other Provisions

  Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could discourage bids for the Common Stock at a premium over its market price or otherwise limit the price that certain investors might be willing to pay in the future for shares of the Common Stock. The Board of Directors may issue Preferred Stock without any vote or further action by the stockholders, which issuance may have the effect of preventing or delaying a change in control of the Company and may adversely affect the rights of the holders of the Common Stock.


  Shares Eligible for Future Sale; Registration Rights; Potential Adverse Effect on Market Price

  Sales of Common Stock (including shares issued upon the exercise of outstanding options or warrants) in the public market could materially adversely affect the market price of the Common Stock. Such sales also might make it more difficult for the Company to sell equity securities or equity-related securities in the future at a time and price that the Company deems appropriate. The Company currently has approximately 11,845,000 shares of Common Stock outstanding, assuming no exercise of options after March 27, 1997, of which the 3,350,000 shares offered hereby will be freely tradable without restriction under the Securities Act of 1933, as amended (the "Securities Act") unless held by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act. The remaining 8,495,000 shares of Common Stock held by existing stockholders will be "restricted securities" within the meaning of Rule 144 promulgated under the Securities Act, and were issued and sold by the Company in reliance on exemptions from the registration requirements of the Securities Act. These shares may be sold in the public market only if registered or pursuant to an exemption from registration, such as Rule 144, 144(k) or Rule 701 under the Securities Act. All executive officers, directors and certain stockholders of the Company, holding in aggregate approximately 8,342,000 shares of Common Stock, are subject to lock-up agreements which provide that they will not offer, sell, contract to sell, grant any option to purchase or otherwise dispose of, or agree to dispose of, directly or indirectly, any shares of Common Stock, options or warrants to acquire shares of Common Stock or securities exchangeable for or convertible into Common Stock owned by them prior to April 22, 1997, without the prior written consent of Dillon, Read & Co. Inc. ("Dillon Read"). Dillon Read may, in its sole discretion and at any time without notice, release all or any portion of the shares subject to such lock-up agreements before April 22, 1997. After April 22, 1997, certain shares of Common Stock held by existing stockholders will be eligible for immediate public resale without restriction pursuant to Rule 144(k) or Rule 701, and certain shares held by existing stockholders will be eligible for sale subject to the volume limitation and other restrictions of Rule 144. The remaining shares held by existing stockholders will become eligible for public resale pursuant to Rule 144 upon the expiration of their two-year holding periods. As of December, 1996, approximately 1,128,000 shares were subject to outstanding options. All of these shares are subject to the lock-up agreements described above.

As of December 31, 1996 approximately 572,000 shares subject to such options were vested. After April 22, 1997, holders of approximately 5,914,000 shares of Common Stock (including shares issuable upon exercise of certain options) or their transferees will be entitled to certain registration rights with respect to such shares. If such holders, by exercising such rights, cause a large number of shares to be registered and sold in the public market, such sales could have a material adverse effect on the market price of the Common Stock.

  Absence of Dividends

  The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 2.  PROPERTIES

  The Company's principal administrative offices are located in Salt Lake City, Utah and its manufacturing and distribution facility is located in Gary, Indiana. The Company believes that its facilities are adequate for its current operations.

  The Company currently leases approximately 2,300 square feet in Salt Lake City, Utah pursuant to a lease expiring in September 2000. The current annual rate on the lease is $37,017, with annual increases based on the percentage increase in the prior year's average consumer price index, beginning in October 1998. Current space is dedicated to administration and regulatory activities.

  The Company owns its manufacturing plant which is a 45,000 square foot facility located on a 20 acre parcel of land in Gary, Indiana. The plant's space is allocated as follows: approximately 12,000 square feet dedicated to equipment-intensive production, approximately 10,000 square feet dedicated to office and support activity, and approximately 23,000 square feet dedicated to cleanroom production and packaging. Additionally, the Company leases an 18,600 square foot warehouse and shipping facility located approximately five miles from the manufacturing plant. The lease runs through December 1998 and the current annual rate on the lease is approximately $60,000.

Item 3.  LEGAL PROCEEDINGS

  The Company is not currently involved in any legal proceedings other than routine litigation in the ordinary course of business. There can be no assurance, however, that the Company will not experience material litigation with respect to the operation of its business.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Prior to the Company's IPO on October 24, 1996, a Special Meeting of Stockholders of the Company was held on October 18, 1996, to consider and vote upon proposals to: (i) reincorporate the Company from Florida to Delaware,
(ii) ratify each director's prior election and elect directors, and (iii) approve the UroQuest Medical Corporation 1996 Employee Stock Purchase Plan.

  The first proposal was approved by a vote of 4,415,395 for, 0 against, and 0 withheld. The prior election and appointment of Richard C. Davis, Eric B. Hale, Jack W. Lasersohn, Gary E. Nei, Maynard Ramsey, III, and Elizabeth H. Weatherman were ratified and such directors were re-elected as members of the Board of Directors. All such directors received 4,415,395 votes. The third proposal was approved by a vote of 4,415,395 for, 0 against, and 0 withheld.

                                    PART II

-------------------------------------------------------------------------------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this item is set forth under the caption "Market for the Company's Common Stock and Related Matters" on page F-21 hereof.


Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is set forth under the caption "Five Year Selected Financial Data" on page F-20 hereof.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements and information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" pages F-2 through F-6 hereof.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of the Company and its subsidiaries are set forth on pages F-7 and F-18 hereof.

  The statements and information set forth under the caption "Quarterly Results of Operations" are set forth on page F-21 hereof.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

-------------------------------------------------------------------------------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

  The required information concerning executive compensation set forth in the Registrant's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 are incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 are incorporated herein by reference.

                                    PART IV

-------------------------------------------------------------------------------

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

         1.  Financial Statements.
             The financial statements of the Company are listed at Item 8 of this Report.

         2.  Financial Statement Schedules.
             No schedules are required in connection with the filing of this Report as amounts are either immaterial or are disclosed in the financial statements.

         3.  Exhibits


             3.  1  Restated Certificate of Incorporation of UroQuest Medical
                    Corporation, a Delaware corporation

             3.  2  Bylaws of UroQuest Medical Corporation, a Delaware
                    corporation

             3.  3  Specimen Stock Certificate

             10. 1* Form of Indemnification Agreement between the Registrant and each of its directors  and officers (1)

             10. 2* 1994 Stock Option Plan (1)

             10. 3* 1996 Employee Stock Purchase Plan and form of Subscription and Contribution Election Form (1)

             10. 4 Letter of Intent dated February 20, 1996 between B. Braun Biotrol, S.A. and UroQuest Medical Corporation (1)

             10. 5 Lease Agreement of office space dated July 6, 1995 between 265 East Associates and the Registrant (1)

             10. 6 Lease dated December 16, 1995 between JVM Realty Corpora-tion and Bivona, Inc. (1)

             10. 7* Employment Agreement (as amended) dated November 1, 1994 for Eric B. Hale (1)

             10. 8* Employment Agreement (as amended) dated December 1, 1994 for Richard C. Davis, Jr., M.D. (1)

             10. 9* Employment Agreement effective June 1, 1995 for Terrence
                    L. Domin (1)

             10.10* Employment Agreement effective June 1, 1995 for Gregory S.
                    Ayers (1)

             10.11* Employment Agreement effective June 27, 1996 for Tom E.
                    Brandt (1)

             10.12* Letter dated August 15, 1996 from the Registrant to J.J.
                    Donohue (1)

             10.13* Right of First Refusal and Co-Sale Agreement dated June 15,
                    1995 among the Registrant, Warburg, Pincus Investors, L.P., Vertical Fund Associates, L.P. and Richard C. Davis, Jr., M.D. (the "Co-Sale Agreement")(1)

             10.14* Letter Agreement dated September 30, 1996, as amended
                    October 23, 1996, among UroQuest Medical Corporation, Warburg, Pincus Investors, L.P., Vertical Fund Associates, L.P. and Richard C. Davis, Jr., M.D., amending the Co-Sale Agreement (1)

             21. 1  Subsidiaries of Registrant (1)

             27. 1  Financial Data Schedule for the year ended December 31, 1996

             --------------
             (1) Incorporated by Reference from the UroQuest Medical Corporation Registration Statement on Form S-1, File No. 333-07277

               *   Management contract or compensatory plan arrangement



(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter of 1996. On October 30, 1996, the Company acquired BMT as discussed under Part I, Item 1. of this Report. All financial statements and other information required by Form 8-K with respect to the acquisition were previously filed in connection with the Company's Registration Statement on Form S-1 (Reg. No. 333-07277).


(c)      See Item 14(a) 3 above

(d)      See Item 14(a) 2 above

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Salt Lake City, State of Utah, on the 27th day of March 1997.


                                  UROQUEST MEDICAL CORPORATION


                                      By:  Eric B. Hale
                                           ------------------------------
                                           Eric B. Hale
                                           President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.

SIGNATURE                                        TITLE                                       DATE

Eric B. Hale                           President, Chief Executive Officer                 March 27, 1997
-----------------------------------    and Director (Principal Executive Officer)
Eric B. Hale


Gregory S. Ayers                       Vice President, Chief Financial Officer and        March 27, 1997
------------------------------------   Treasurer (Principal Financial and
Gregory S. Ayers                       Accounting Officer)

Tom E. Brandt                          Director and Chief Operating Officer               March 27, 1997
------------------------------------
Tom E. Brandt

Richard C. Davis, Jr.                  Director, Chairman of the Board and                March 27, 1997
------------------------------------   Chief Science Officer
Richard C. Davis, Jr., M.D.


Jack W. Lasersohn                      Director                                           March 27, 1997
------------------------------------
Jack W. Lasersohn


Gary E. Nei                            Director                                           March 27, 1997
------------------------------------
Gary E. Nei


Maynard Ramsey, III                    Director                                           March 27, 1997
------------------------------------
Maynard Ramsey, III, M.D., Ph.D.


Elizabeth H. Weatherman                Director                                           March 27, 1997
------------------------------------
Elizabeth H. Weatherman

                          UroQuest Medical Corporation

                       CONSOLIDATED FINANCIAL INFORMATION


                                                                                              Page
Management's Discussion and Analysis of Financial Condition and Results of Operations . .     F- 2
Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .     F- 7
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F- 8
Consolidated Statements of Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .     F- 9
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .     F-10
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . .     F-11
Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-19
Five-Year Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-20
Quarterly Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-21
Market for the Company's Common Stock and Related Matters . . . . . . . . . . . . . . . .     F-21

                          UroQuest Medical Corporation

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS


OVERVIEW

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed under Item
1. "Business" and elsewhere in this Report.

   UroQuest Background

  The Male On-Command Catheter was originally designed and developed by Richard
C. Davis, M. D., the principal founder and Chief Science Officer of the Company. In December 1986, the technology underlying the Male On-Command Catheter was licensed to Surgitek, a urological and plastic surgery products subsidiary of Bristol-Myers Squibb Company. Surgitek spent approximately five years and substantial sums advancing the technology, engineering prototype catheters, conducting clinical trials and preparing regulatory filings for the Male On-Command Catheter. In 1992, Surgitek was acquired by Cabot Medical Corporation, and as a result of nonperformance under the license agreement, the technology relating to the Male On-Command Catheter reverted back to Dr. Davis and was transferred to UroCath, a wholly owned subsidiary of UroQuest, in February 1993.

  In November 1994, UroQuest hired a new Chief Executive Officer to facilitate the regulatory approval process, including necessary clinical trials, commercialize the On-Command Catheter and to seek additional funding to support UroQuest's operations. In December 1994, UroQuest secured all remaining intellectual property rights related to the Female On-Command Catheter. UroQuest also intensified its efforts in design and engineering refinements, manufacturing tooling, production testing and regulatory filings in connection with conducting clinical trials in the United States of the Male On-Command Catheter and initiating clinical trials for the Female On-Command Catheter. In June 1995, UroQuest raised $2.2 million pursuant to the issuance of Preferred Stock to Warburg and Vertical, allowing UroQuest to continue its efforts to develop and commercialize the On-Command Catheter. The Company completed an IPO in October 1996 with net proceeds to the Company of approximately $17.8 million.

  The Company expects to derive a substantial majority of its future revenues from sales of the On-Command Catheter. Although the operations of BMT are expected to be the sole source of revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command Catheter in the United States and abroad. The life cycle of the On- Command Catheter is difficult to estimate, particularly in light of current and future technological developments, competition and other factors.

  The Company has a limited history of operations and has experienced substantial operating losses since inception. Notwithstanding the acquisition of BMT, the Company expects its operating losses to continue for at least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.

   Acquisition of BMT

  On October 30, 1996, concurrent with the closing of the IPO, the Company acquired BMT, which became a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. Prior to the acquisition, BMT was a contract manufacturer for the Company

  In the acquisition, shareholders of BMT received, in the aggregate, a combination of $10 million cash and 2,500,000 newly issued shares of Common Stock. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of approximately $12.3 million. Amortization of such goodwill and other depreciation charges related to the acquisition, totaling approximately $823,000 annually, will negatively impact the Company's consolidated results of operations. The financial statements and operations of the Company include the operations of BMT from October 30, 1996 (the date of the BMT acquisition).

  The Company believes the acquisition provides a number of significant benefits. The acquisition enables the Company to control its own manufacturing source while providing necessary capacity and flexibility in the manufacturing process, as well as expands the Company's limited product line and experience which has focused primarily on the On-Command Catheter. The product development and engineering expertise of BMT is also being utilized by the Company to develop additional On-Command Catheter products and other new devices related to the management and diagnosis of urological disorders.

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

   BMT Background

  The business of BMT was commenced in 1971 to develop tracheal and endotracheal tubes for airway management and has expanded to include various other medical device products. BMT has utilized its product development expertise and production capabilities to manufacture silicone medical device products on an OEM basis, including components, assemblies and finished devices for use in gastroenterology, urology, cardiopulmonary, parenteral and diagnostic applications.

  In December 1987, the business of BMT was acquired by Synthelabo, a pharmaceutical division of L'Oreal S.A. In October 1992, the business was acquired from Synthelabo by the existing executive officers and certain other employees of BMT in a management buyout for approximately $7 million. These officers and employees have continued to operate the business of BMT since the buyout.

  Over the past three years, BMT has implemented various management strategies to increase sales and profitability. These strategies have included elimination of low margin products, expansion of BMT's line of proprietary products, investment in research and development, and improvements in manufacturing facilities and capabilities. BMT operates under GMPs and has obtained ISO-9001 certification and CE mark status.

RESULTS OF OPERATIONS

  Net sales and cost of sales. The Company had no material sales in 1994 or 1995. Sales of $2,299,895 in 1996 related to BMT sales in November and December of proprietary airway management products and other medical devices products to OEM customers. Cost of sales of $1,308,730 related to the those sales.

Research and development. Research and development expenses include clinical testing and regulatory expenses. For the year ended December 31, 1996, research and development expenses increased to $2,173,312 from $1,106,631 for the year ended December 31, 1995. This increase was due primarily to hiring of clinical personnel, conducting clinical trials in 1996 and implementing improvements in product design and the manufacturing process. Included in the 1996 expense was a $783,000 write-off of in-process research and development costs related to the acquisition of BMT. Also included in 1996 were two month's research and development expenses related to BMT totaling $213,122. Research and development expenses increased to $1,106,631 in 1995 from $431,295 in 1994 resulting primarily from the transfer of certain personnel to research and development functions in 1995 from general and administrative functions in 1994 and manufacturing costs incurred to produce devices used in clinical trials. The increase in research and development expenses in 1995, as compared to 1994, is also attributable to costs associated with commencing clinical trials of the Male On-Command Catheter, including legal and other fees related to regulatory matters, the increased number of research and development employees and amortization of approximately $79,000 related to patents purchased by UroQuest in December 1994. Research and development expenses are expected to continue to increase for the foreseeable future.

  General and administrative. General and administrative expenses increased to $1,091,857 for the year ended December 31, 1996 from $397,523 for the year ended December 31, 1995. This increase was attributable primarily to public company administration expenses. Also included in 1996 were two month's general and administrative expenses related to BMT totaling $413,319. General and administrative expenses decreased to $397,523 in 1995 from $483,399 in 1994 due primarily to the transfer of certain personnel to research and development functions in 1995 from general and administrative functions in 1994. General and administrative expenses are expected to continue to increase as the Company hires additional personnel to support anticipated expansion of the Company's business.

  Sales and marketing. Sales and marketing expenses increased to $297,587 for the year ended December 31, 1996 from $46,262 for the year ended December 31, 1995. This increase was primarily attributable primarily to the inclusion of two month's sales and marketing expenses related to BMT totaling $256,991. Sales and marketing expenses increased to $46,262 in 1995 from $30,257 in 1994 due principally to costs associated with UroQuest retaining a sales and marketing consultant.

  Other income (expense), net. Other income (expense), net increased to income of $41,863 in 1996 from $36,669 in 1995. Interest income increased to $124,227 in 1996 from $60,688 in 1995, primarily as a result of interest income earned on net cash and cash equivalents obtained from the IPO. Interest expense increased to $82,364 in 1996 from $54,809 in 1995. Included in 1996 were two month's interest expense related to BMT totaling $33,201. Other income (expense), net increased to income of $36,669 in 1995 from an expense of $260,663 in 1994. This change resulted primarily from a bad debt reserve in 1994 which was not incurred in 1995. In exchange for the sale of assets unrelated to the urology business in 1994 to corporations owned by certain stockholders of the Company, UroQuest received promissory notes totaling $235,008 from such corporations. The notes were reserved in full as it was probable that the Company would not collect the full amount of the notes. In June 1996, approximately $200,000 principal amount of the notes due from Trek Medical Corporation (a company formed in June 1994 by certain stockholders of the Company) was converted into common stock of Trek Medical Corporation. The balance of $35,008 remains outstanding as a promissory note from SilvaFoam Corporation and U.S. Infusion Care, Inc. The total $35,008 of notes receivable is reserved in full. The net change to 1995 from 1994 also resulted from an increase of approximately $56,000 in interest income partially offset by an increase of approximately $25,000 in interest expense.

  Provision for income taxes. The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FAS 109"). Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets as of December 31, 1996, 1995 and 1994, have been established in each period to reflect these uncertainties. At December 31, 1996, UroQuest and BMT had net operating losses, for tax purposes, of approximately $3,300,000 and $1,093,000, respectively, that can be carried forward to reduce federal income taxes. However, utilization of net operating losses and any tax credit carryforwards will be subject to annual limitations due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing. Since inception, the Company has raised approximately $26.8 million in net proceeds of equity financing.

  In December 1994, UroQuest issued $390,000 of 12% secured promissory notes due December 31, 1996. The notes were repaid in November 1996. In connection with such placement, UroQuest issued and the holders of such notes exercised approximately 26,000 warrants for Common Stock at an exercise price of $3.50 per share.

  During the year ended December 31, 1996 and the year ended December 31, 1995, UroQuest consumed cash in operations of $1,035,073 and $1,282,485, respectively. The decrease in cash used in operations in 1996 from 1995 was due primarily to cash provided by BMT's operations. During the 1996 year, the Company issued 10% demand promissory notes totaling $500,000. The notes were repaid by year end.

  The Company's primary internal source of liquidity presently consists of existing borrowings and cash generated from BMT's operations. The Company's primary external sources of liquidity are public and private debt and equity financings and bank-provided debt financing.

  As of December 31, 1996 and December 31, 1995, the Company had cash and cash equivalents of $12,694,047 and $1,113,594, respectively. The increase since December 31, 1995 was due primarily to the net cash provided by the public sale of common stock and the exercise of $5 million of stock warrants. As of December 31, 1996, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

  The Company's capital requirements depend on numerous factors, including the extent to which the On-Command Catheter and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes that the net proceeds from its IPO, together with existing borrowings and cash anticipated to be generated from BMT's operations, will provide adequate funding for its capital requirements in the foreseeable future, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company expects its operating losses to continue for at least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. The Company plans to implement an aggressive marketing and growth strategy, and all management estimates regarding liquidity and capital requirements are subject to the factors discussed above and those set forth under "Risk Factors" and elsewhere in Item 1. "Business."

                          UROQUEST MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years ended December 31,
                                         ---------------------------------------
                                            1996           1995         1994
                                         -----------    ----------   -----------
Net sales.............................   $ 2,229,895    $        -   $     2,801

Cost of sales.........................     1,308,730             -         2,381
                                         -----------   -----------   -----------
Gross profit..........................       991,165             -           420
                                         -----------   -----------   -----------

Operating expenses:
 Research and development.............     2,173,312     1,106,631       431,295
 General and administrative...........     1,091,857       397,523       483,399
 Sales and marketing..................       297,587        46,262        30,257
 Amortization of goodwill.............        90,982             -             -
                                         -----------   -----------   -----------
  Total operating expenses............     3,653,738     1,550,416       944,951
                                         -----------   -----------   -----------
Operating loss........................    (2,662,573)   (1,550,416)     (944,531)

Operating income (expense):
 Interest expense.....................       (82,364)      (54,809)      (29,939)
 Interest income......................       124,227        60,688         4,284
 Other, net (note 8)..................             -        30,790      (235,008)
                                         -----------   -----------   -----------
                                              41,863        36,669      (260,663)

Provision for income taxes (note 6)...             -             -             -
                                         -----------   -----------   -----------
  Net loss............................   $(2,620,710)  $(1,513,747)  $(1,205,194)
                                         ===========   ===========   ===========

Net loss per common share.............   $     (0.45)  $     (0.36)  $     (0.36)
                                         ===========   ===========   ===========

Weighted average number of common
shares outstanding....................     5,768,198     4,156,968     3,382,974
                                         ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                            -----------------------------
                                                                                1996             1995
                                                                            -----------       -----------
                            ASSETS
Current assets:
 Cash.....................................................................  $12,694,047       $ 1,113,594
 Accounts receivable, net of allowance for doubtful accounts
  of $60,000 (note 4).....................................................    2,161,849                 -
 Inventories (notes 2 and 4)..............................................    2,622,812             9,590
 Prepaid expenses and other current assets................................      226,040            14,311
 Income tax receivable....................................................      145,808                 -
 Deferred income taxes (note 6)...........................................      124,000                 -
                                                                            -----------       -----------
     Total current assets.................................................   17,974,556         1,137,495
                                                                            -----------       -----------

Property, plant and equipment, net (notes 3 and 4)........................    4,542,950           142,321
Intangibles, at cost, less accumulated amortization of $476,883 in 1996
  and $181,949 in 1995....................................................   12,522,011           441,211
                                                                            -----------       -----------
     Total assets.........................................................  $35,039,517       $ 1,721,027
                                                                            ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable under line of credit (note 4)..............................  $   150,000       $         -
 Current portion of long-term debt (note 4)...............................      442,364                 -
 Accounts payable.........................................................      721,984           200,416
 Accrued compensation.....................................................      146,460            76,983
 Accrued selling and distribution expenses................................      137,500                 -
 Other accrued expenses...................................................      384,958             6,502
 Secured promissory notes (note 4)........................................            -           390,000
                                                                            -----------       -----------
     Total current liabilities............................................    1,983,266           673,901
                                                                            -----------       -----------
Long-term liabilities:
 Deferred income taxes (note 6)...........................................      782,500                 -
 Long-term debt (note 4)..................................................    1,787,437                 -
                                                                            -----------       -----------
     Total long-term liabilities..........................................    2,569,937                 -
                                                                            -----------       -----------

 Commitments (note 9)

Stockholders' equity (note 5):
 Convertible preferred stock, $.001 par value:
  Series D: Converted to 628,573 shares of common stock upon
    close of initial public offering......................................            -               629
  Series A: Converted to 90,486 shares of common stock upon
    close of initial public offering......................................            -                90
  Series B: Converted to 273,020 shares of common stock upon
    close of initial public offering......................................            -               273
  Series C: Converted to 260,593 shares of common stock upon
    close of initial public offering......................................            -               261
 Voting common stock, $.001 par value; 31,000,000
    shares authorized, 11,844,602 and 2,947,516 shares issued and
    outstanding as of December 31, 1996 and 1995, respectively............       11,845             2,948
 Non-voting common stock, $001 par value; Converted to 285,715
    shares of common stock upon close of initial public offering..........            -               286
 Additional paid-in capital...............................................   36,203,483         4,088,237
 Deferred compensation....................................................      (62,706)                -
 Accumulated deficit......................................................   (5,666,308)       (3,045,598)
                                                                            -----------       -----------
     Total stockholders' equity...........................................   30,486,314         1,047,126
                                                                            -----------       -----------
Total liabilities and stockholders' equity................................  $35,039,517       $ 1,721,027
                                                                            ===========       ===========

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Non-
                                                Series Preferred Stock  Voting  Voting Additional Deferred             Total
                                                ----------------------- Common  Common Paid-in    Compen-  Accumulated Stockholders'
                                                  D       A    B    C   Stock   Stock  Capital    sation   Deficit     Equity
                                                -----------------------------------------------------------------------------------
Balance, December 31, 1993..................... $   -   90     -     -   1,571  143    390,413       -    (326,657)     65,560
Issuance of 1,428,571 shares of Common Stock
 for acquisition of subsidiary.................     -    -     -     -   1,286  143      3,571       -           -       5,000
Issuance of 143,000 shares of Common Stock
 for cash......................................     -    -     -     -       -    -        100       -           -         100
Issuance of 273,shares of Series B Preferred
 Stock for cash, net of issuance costs of $3,542    -    -   273     -       -    -    684,141       -           -     684,414
Issuance of 4,511 shares of Common Stock
 for consulting services........................    -    -     -     -       5    -     11,362       -           -      11,367
Issuance of 189,450 shares of Series C Preferred
 Stock for cash, net of issuance costs
 of $25,626.....................................    -    -     -   190       -    -    637,184       -           -     637,374
Issuance of 61,143 shares of Series C Preferred
 Stock, in exchange for notes payable...........    -    -     -    61       -    -    213,939       -           -     214,000
Net loss........................................    -    -     -     -       -    -          -       -  (1,205,194) (1,205,194)
                                                 -----------------------------------------------------------------------------
Balance, December 31, 1994......................    -   90   273   251   2,862  286  1,940,710       -  (1,531,851)    412,621
                                                 -----------------------------------------------------------------------------
Issuance of 628,573 shares of Series D Preferred
 Stock for cash, net of issuance costs
 of $87,048.....................................  629    -     -     -       -    -  2,112,323       -           -   2,112,952
Issuance of 10,000 shares of Series C Preferred
 Stock, in exchange for notes payable...........    -    -     -    10       -          34,990       -           -      35,000
Issuance of 85,715 shares of Common Stock
 for cash, upon exercise of stock options.......    -    -     -     -      86    -        214       -           -         300
Net loss........................................    -    -     -     -       -    -          -       -  (1,513,747) (1,513,747)
                                                 -----------------------------------------------------------------------------
Balance, December 31, 1995......................  629   90   273   261   2,948  286  4,088,237       -  (3,045,598)  1,047,126
                                                 -----------------------------------------------------------------------------
Issuance of 54,220 shares of Common Stock
 for cash, upon exercise of stock options.......    -    -     -     -      54    -     37,900       -           -      37,954
Compensation related to grant of stock options..    -    -     -     -       -    -      1,268       -           -       1,268
Deferred compensation related to grant of
 stock options..................................    -    -     -     -       -    -     81,360 (81,360)          -           -
Amortization of deferred compensation...........    -    -     -     -       -    -          -  18,654           -      18,654
Issuance of 3,350,000 shares of Common Stock in
 Initial Public Offering, net of issuance costs
 of $2,296,648 (note 5).........................    -    -     -     -   3,350    - 17,800,002       -           -  17,803,352
Issuance of 2,499,990 shares of Common Stock for
 acquisition of Subsidiary (note 7).............    -    -     -     -   2,500    -  9,105,440       -           -   9,107,940
Issuance of 1,454,494 shares of Common Stock
 for cash, upon exercise of stock warrants......    -    -     -     -   1,454    -  5,089,276       -           -   5,090,730
Conversion of Non-Voting Common Stock to
 Common Stock...................................    -    -     -     -     286 (286)         -       -           -           -
Conversion of Preferred Stock to Common Stock... (629) (90) (273) (261)  1,253    -          -       -           -           -
Net loss........................................    -    -     -     -       -    -          -       -  (2,620,710) (2,620,710)
                                                 -----------------------------------------------------------------------------
Balance, December 31, 1996...................... $  -    -     -     -  11,845    - 36,203,483 (62,706) (5,666,308) 30,486,314
                                                 =============================================================================

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
                                                            --------------------------------------------------
                                                                  1996             1995               1994
                                                             ------------      ------------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..................................................  $ (2,620,710)     $ (1,513,747)      $(1,205,194)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
 Depreciation and amortization.............................       430,689           139,022            58,244
 Write-off of in-process research and development costs....       783,000                 -                 -
 Issuance of Common Stock in
  exchange for consulting services.........................             -                 -            11,367
 Provisions for loss on receivables........................        38,541               614           235,008
 Provisions for inventory reserve..........................        45,000                 -                 -
 Changes in operating assets and liabilities:
   Accounts Receivable.....................................       155,432                 -                 -
   Inventories.............................................        98,597             (9,590)               -
   Prepaid expenses and other current assets...............        (4,604)           (12,221)               -
   Accounts payable........................................        57,240            116,291           26,008
   Amounts payable to related parties......................             -            (31,404)         (66,500)
   Accrued expenses........................................       250,283             28,550           54,935
   Deferred income taxes...................................       (14,000)                 -                -
   Income taxes............................................      (254,541)                 -                -
                                                             ------------         ----------      -----------
     Net cash used in operating activities.................    (1,035,073)        (1,282,485)        (886,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................      (132,143)           (83,468)        (159,819)
  Purchases of patents and trademarks......................             -                  -         (400,000)
  Business acquisition, net of cash acquired (note 7)......    (9,900,262)                 -                -
  Deposits and other.......................................        25,756                  -                -
  Cash advances - affiliates...............................             -               (614)         (92,290)
                                                             ------------         ----------      -----------
    Net cash used in investing activities..................   (10,006,649)           (84,082)        (652,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Stock..........................    22,932,036          2,113,252        1,321,888
  Proceeds from issuance of Notes..........................       650,000                  -          674,000
  Repayment of Notes.......................................      (959,861)          (197,188)         (80,972)
                                                             ------------         ----------      -----------
    Net cash provided by financing activities..............    22,622,175          1,916,064        1,914,916
                                                             ------------         ----------      -----------

Net increase in cash.......................................    11,580,453            549,497          376,675
Cash at beginning of period................................     1,113,594            564,097          187,422
                                                             ------------         ----------      -----------
Cash at end of period......................................  $ 12,694,047         $1,113,594      $   564,097
                                                             ============         ==========      ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest...................................  $     80,851         $   63,849      $    20,899
  Cash paid for income taxes...............................       254,541                  -                -
Supplemental disclosure of noncash investing and financing activities:
 Common stock issued for common stock of subsidiary........     9,107,940                  -            5,000
 Conversion of notes payable to preferred stock............             -             35,000          214,000
 Issuance of note payable, net of discount,
    for patents and trademarks.............................             -                  -          243,160
 Notes received in exchange for patents and trademarks.....             -                  -           30,000
 Note received in exchange for fixed assets................             -                  -          112,718
 Increase in additional paid-in capital as a result of
    recording deferred compensation........................        81,360                  -                -

See accompanying notes to consolidated financial statements.

                          UroQuest Medical Corporation

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

         The Company was incorporated in the state of Florida on April 8, 1992, and commenced operations for the purpose of designing, developing, and marketing disposable urological catheters and other medical devices. Prior to October 30, 1996 the Company was considered a development stage company under the guidelines of Statement of Financial Accounting Standards No. 7. On October 30, 1996 the Company closed on its initial public offering ("IPO") of common stock which generated net proceeds of approximately $17.8 million and acquired all of the common stock of BMT, Inc. ("BMT"). BMT designs, develops manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. The Company's principal markets are in the United States, Western Europe and Japan.

Principles of Consolidation

         The consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, all of which are wholly owned. The results of operations of entities purchased during the year are included in the accompanying consolidated statements of operations since acquisition. All significant intercompany transactions have been eliminated in consolidation.

Inventories

         Inventories are stated at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment

         Property, plant and equipment is recorded at cost. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 15 years.

Intangible Assets

         Intangible assets consist primarily of values assigned to the excess of cost over the assigned value of the net assets acquired ($12,280,869), patents and trademarks ($650,160) and other intangibles ($67,865). Intangible assets are amortized using the straight-line method over periods of five to twenty years. The increase in intangible assets during 1996 is attributable to the acquisition of BMT. Management evaluates the recoverability of these net assets on a periodic basis based on the projected cash flows from estimated future sales.

Income Taxes

         The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition - Revenue is recognized by the Company upon the actual shipment of goods.

Research and Development Cost - Research and development costs are expensed as incurred.

                          UroQuest Medical Corporation

Net Loss Per Share

         Net loss per share amounts are based on the weighted average number of common shares and common share equivalents (if dilutive) resulting from options and warrants outstanding during the periods, after giving retroactive effect to the common stock reverse stock split and the conversion of preferred shares into common shares at their respective issuance dates as discussed in note 5.

Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

         Effective January 1, 1996, the Company adopted the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options of similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (ABP 25). The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123.

2.       INVENTORIES

         Inventories at December 31 consist of the following:

                                                 1996         1995
                                                 ----         ----
          Finished goods..................  $   748,268     $     -
          Work-in-process.................    1,100,104           -
          Raw materials and supplies......      774,440       9,590
                                            -----------      ------
                                            $ 2,622,812     $ 9,590
                                            ===========     =======

3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 consists of the following:


                                                   1996              1995
                                                   ----              ----
        Land and building...................   $ 2,414,914     $          -
        Machinery and equipment............      2,955,253          109,370
        Office furniture and equipment.......      649,301           57,374
                                                ----------        ---------
          Total..............................    6,019,468          166,744
        Less accumulated depreciation........   (1,476,518)         (24,423)
                                                -----------       ---------
        Property, plant and equipment, net...  $ 4,542,950        $ 142,321
                                               ===========        =========

4.       NOTES PAYABLE, SECURED PROMISSORY NOTES AND LONG-TERM DEBT

Notes payable, secured promissory notes, and long-term debt at December 31 consists of the following:

                                                                                            1996              1995
                                                                                            ----              ----
Notes payable under bank line of credit agreement:
  Maximum borrowings are the lesser of $1,200,000 or
   75% of eligible accounts receivable, plus 50% of
   eligible inventory as defined. Interest at the bank's
   prime rate is payable monthly.  The prime rate was
   8.25% at December 31, 1996.  The line of credit
   agreement is payable on demand and is collateralized
   by certain trade receivables, inventory and equipment,
   in aggregate totaling approximately $9.7 million   . . . . . . . . . . . . . . .       $ 150,000     $             -
                                                                                          =========      ==============


Secured promissory notes:
  12% secured promissory notes due December 31, 1996 with
   interest payable quarterly, secured by an interest
   in certain patents.  The notes were fully repaid in
   November 1996..  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             390,000
                                                                                        ===========             =======


Long-term debt:
  Bank term note payable to bank monthly, with interest at
   the bank's prime rate (8.25% at December 31, 1996) plus
   .5% based upon a seven year amortization. The note
   matures in October of 1999 and is collateralized by
   certain trade receivables, inventory and equipment, in
   aggregate totaling approximately $9.7 million   . . . . . . . . . . . . . . . . .      1,073,664                  -


  Mortgage note payable with monthly principal and interest
   payable at the bank's prime rate (8.25% at December 31, 1996)
   plus .5%.  The note matures in October of 2007 and is
   collateralized by the plant land and building. . . . . . . . . . . . . . . . . . .     1,156,137                  -
                                                                                          ---------      -------------
                                                                                          2,229,801                  -
         Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . .       442,364                  -
                                                                                       ------------     --------------
                                                                                        $ 1,787,437     $            -
                                                                                        ===========     ==============


         The loan agreements contain certain restrictive covenants and provide for the maintenance of certain financial requirements. The Company has satisfied all covenants and requirements at December 31, 1996.

         Long-term debt matures as follows:

                 Year ending December 31,
                 -------------------------
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . .    $  442,364
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . .       483,677
                 1999 . . . . . . . . . . . . . . . . . . . . . . . . .       370,190
                 2000 . . . . . . . . . . . . . . . . . . . . . . . . .        88,098
                 2001 . . . . . . . . . . . . . . . . . . . . . . . . .        96,123
                 2002 and thereafter  . . . . . . . . . . . . . . . . .       749,349
                                                                        -------------
                                                                          $ 2,229,801
                                                                          ===========

                          UroQuest Medical Corporation

5.       STOCKHOLDERS' EQUITY

Initial Public Offering

         In October 1996, the Company closed an IPO of 3,350,000 shares of common stock which generated net proceeds of $17,803,352, a portion of which was used to fund the acquisition of BMT. Management intends to use the remainder for clinical trials, marketing and sales, research and development, and working capital requirements. In conjunction with the Company's IPO, all outstanding shares of convertible preferred stock were converted to 1,252,672 shares of common stock and all outstanding shares of non-voting common stock were converted to 285,715 shares of common stock. Prior to the closing of the IPO, the Company had 10,281,268 authorized shares, and 1,252,672 issued and outstanding shares of convertible preferred stock.

Reverse Stock Split

         The Company effected a 1 for 3.5 reverse stock split of all stock effective October 18, 1996. The effect of the reverse stock split has been reflected for all periods presented in the accompanying financial statements.

Stock Warrants

         Concurrent with the Company's IPO, warrants to purchase 1,428,571 shares of common stock were exercised for $5 million. Subsequent to the IPO, warrants to purchase 25,923 shares of common stock for $90,730 were exercised.

Fixed Stock Option Plan

         Under the Company's 1994 Stock Option Plan ("Plan"), the Company may grant options to its employees, directors and consultants for up to approximately 1.4 million shares of common stock. Options granted may be either incentive stock options or non-qualified stock options. The exercise price of each option is at least equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options must be granted by March 31, 2004. Options are generally granted at the inception of employment or engagement and generally vest over a five year period.

         A summary of the activity of the Plan follows:

                                                                    Years Ended
                                     --------------------------------------------------------------------------------
                                              1996                        1995                        1994
                                     -------------------------      ----------------------     ----------------------
                                                     Weighted-                   Weighted-                  Weighted-
                                                      Average                     Average                    Average
                                       Shares        Exercise       Shares        Exercise      Shares      Exercise
                                        (000)        Price           (000)        Price          (000)       Price
                                       -------   --------------     ------     ------------     ------   ------------
Outstanding at beginning of year. .     1,116          $ 0.67        1,233         $ 0.630            -       $     -
  Granted . . . . . . . . . . . . .        77            4.67           47           0.700        1,233          0.63
  Exercised . . . . . . . . . . . .       (54)           0.70          (86)          0.004            -             -
  Canceled  . . . . . . . . . . . .       (11)           0.70          (78)          0.700            -             -
                                          ---                       ------                        -----
Outstanding at end of year  . . . .     1,128            0.95        1,116           0.670        1,233          0.63
                                        =====                        =====                        =====

Options exercisable
   at year-end  . . . . . . . . .         572                          450                          324
Weighted-average fair
   value of options granted
   during the year  . . . . .          $ 3.38                       $ 0.48

                          UroQuest Medical Corporation

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                             Options Outstanding
                             -------------------
                         Number                                  Options
                      Outstanding       Weighted-Avg.          Exercisable
                      at 12/31/96         Remaining            at 12/31/96
  Exercise Price         (000)         Contractual Life           (000)
  --------------         -----         ----------------           -----
    $  .004                 43             7.8 years                18
       .700              1,007             7.6                      46
      1.750                  6             9.3                       4
      4.900                 72             9.7                       4
                         -----                                     ---
                         1,128             7.7                     572
                         =====                                     ===

         The weighted-average exercise price of options outstanding and options exercisable at December 31, 1996 and 1995 was $0.95 and $0.71, respectively.

         Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                              1996                1995
                                                              ----                ----
    Net loss:               As Reported . . . . . . . .  $ (2,620,710)        $ (1,513,747)
                            Pro forma . . . . . . . . .  $ (2,664,111)        $ (1,515,661)

    Primary loss            As Reported . . . . . . . . . . . $ (0.45)             $ (0.36)
      per share:            Pro forma . . . . . . . . . . . . $ (0.46)             $ (0.36)

         The effects of calculating compensation cost under SFAS No. 123 for the years ending December 31, 1996 and 1995, may not be representative of the effects that this calculation may have on reported net losses or income for future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0% for both years; expected volatility of 113% and 107%; risk-free interest rates of 6.6% and 6.1%, and expected lives of 3.9 and 3.8 years.

         The Company has recorded as deferred compensation expense the excess of the fair value of the common stock at the date of grant over the exercise price. The compensation expense will be amortized ratably over the vesting period of the options and will aggregate a maximum of $81,360. Amortization expense for the year ended December 31, 1996 was $18,654.

1996 Employee Stock Purchase Plan

         In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"), and reserved 250,000 common shares for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees may purchase common shares at 85% of the shares' fair market value. Eligible employees elect to participate through payroll deductions at the maximum level established by the board of directors, but not to exceed 15% of the participants base pay, as defined. No shares have been issued from the Purchase Plan as of December 31, 1996.

Employee Benefit Plan

         The Company has established a defined contribution employee benefit plan ("Benefit Plan") pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service, and have attained the age of twenty-one, are eligible to participate in the Benefit Plan. Participants may elect to make salary deferral contributions of up to 15% of their compensation. The Company makes matching contributions of up to 4% of each participant's compensation. The Company made matching contributions of approximately $16,000 for the year ended December 31, 1996.

Increase in Authorized Shares

         In October 1996, the shareholders approved an amendment to the Articles of Incorporation to provide authorized capital stock of 31,000,000 common shares and 16,000,000 undesignated preferred shares effective upon the closing of the IPO.


6.       INCOME TAXES

         There was no Federal income tax expense in 1996, 1995, and 1994 due to net operating losses. The difference between the expected tax benefit and actual tax benefit is primarily attributable to the effect of these net operating losses being offset by an increase in the Company's valuation allowance.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                         December 31,
                                               -------------------------------
                                                    1996              1995
                                                 ----------          ---------
Deferred tax assets:
   Acquired net operating
      loss carryforwards  . . . . . . . . . . .  $  372,000         $        -
   Research and development credits   . . . . .      80,000                  -
   Inventory capitalization and allowances  . .      27,000                  -
   Start up and organization costs  . . . . . .     570,703            434,065
   Net operating loss carryforwards   . . . . .   1,024,578            614,285
   Allowance for doubtful accounts  . . . . . .     112,657             87,657
   Other  . . . . . . . . . . . . . . . . . . .      72,000                  -
                                                 ----------         ----------
        Total   . . . . . . . . . . . . . . . .   2,258,938          1,136,007
   Less valuation allowance   . . . . . . . . .  (1,900,438)        (1,136,007)
                                                  ---------          ---------
   Total gross deferred tax assets  . . . . . .     358,500                  -

Deferred tax liability:
   Depreciation   . . . . . . . . . . . . . . .  (1,017,000)                 -
                                                 ----------         ----------
   Net deferred tax liability   . . . . . . . .  $ (658,500)        $        -
                                                 ==========         ==========

The net current and long-term deferred tax asset and liability are reflected in the financial statements as:

           Current deferred tax asset . . . . . . . . . .   $ 124,000
           Long-term deferred tax liability . . . . . . .    (782,500)
                                                            ----------
                                                            $(658,500)
                                                            ==========

         The valuation allowance for deferred tax assets as of January 1, 1996 and 1995 was $1,136,007 and $571,380, respectively. The net change in the total valuation allowance for the years ended December 31, 1996 and

                          UroQuest Medical Corporation

1995 was an increase of $764,431 and $564,627, respectively. In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of valuation allowances at December 31, 1996. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be recognized as an income tax benefit to be reported in the statement of operations.

         At December 31, 1996 the Company had total tax net operating losses of approximately $4,400,000 that can be carried forward to reduce federal income taxes. If not utilized, the tax loss carryforwards expire beginning in 2007.

         Under the rules of the Tax Reform Act of 1986, the Company has undergone a greater than 50% change of ownership. Consequently, a certain amount of the Company's net operating loss carryforwards available to offset future taxable income in any one year may be limited. The maximum amount of carryforwards available in a given year is limited to the product of the Company's value on the date of ownership change and the federal long-term tax-exempt rate, plus any limited carryforwards not utilized in prior years.

7.       BUSINESS ACQUISITION

    On October 30, 1996, simultaneous with the Company's closing of its IPO, all of the issued and outstanding common stock of BMT was acquired. The shareholders of BMT received, in the aggregate, a combination of $10,000,060 cash and 2,499,990 newly issued shares of common stock valued at $9,107,940. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated, based on estimated fair value, to the net tangible assets and identifiable in-process research and development projects that had not reached technological feasibility. The excess of the purchase price over the fair value of the acquired net tangible and identifiable assets was recorded as goodwill and is being amortized over 20 years on a straight line basis. The amount allocated to in-process research and development projects was written-off to expense in November, 1996. The allocation of the purchase price is summarized as follows:

    Assets acquired                                            $ 7,912,219
    Liabilities assumed                                         (3,979,331)
    Expensed in-process research and development                   783,000
    Net fair market value of property, plant
        and equipment acquired in excess of book value           2,111,243
    Goodwill                                                    12,280,869
                                                               -----------
          Total                                                $19,108,000
                                                               ===========

    BMT's results of operations are included in the accompanying consolidated statements of operations since November 1, 1996.

    The unaudited pro forma supplemental information on the results of operations, exclusive of a non-recurring charge (the charge associated with in-process research and development projects has not been reflected in the following pro forma summary as it is non-recurring) for the years ended December 31, 1996 and 1995 include the acquisition as if they had occurred at the beginning of the respective years.

                                        1996              1995
                                        ----              ----
    Revenues                        $14,634,838        $14,257,413
    Net loss                           (483,601)           (84,428)
    Loss per share                        (0.04)             (0.01)

                          UroQuest Medical Corporation

    The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effected at the beginning of the respective preceding years or of future results of operations of the combined companies.

8.       RELATED PARTY TRANSACTIONS

         In 1994, non-affiliated corporations were formed by certain stockholders of the Company. Cash and other non-core business assets totaling $235,008 were transferred to those corporations in exchange for 8% promissory notes. The notes are payable on demand and a valuation allowance for the full amount has been established to account for possible non-collection of the notes. In June 1996, approximately $200,000 principal amount of the notes was converted into common stock of a corporation owned by certain stockholders of the Company. After this conversion, the Company held less than 10% of the outstanding stock of the corporation. The balance of $35,008 remains outstanding as a promissory note from SilvaFoam Corporation and U.S. Infusion Care, Inc.

9.       LEASE OBLIGATIONS AND COMMITMENTS

         The Company leases office and warehouse space and certain equipment under operating leases that expire over a period of two to four years. Minimum future obligations under noncancelable operating leases as of December 31, 1996 are as follows:

                Year                                   Amount
              --------                            --------------
                1997   . . . . . . . . . . . . . .  $ 103,402
                1998   . . . . . . . . . . . . . .    101,273
                1999   . . . . . . . . . . . . . .     37,017
                2000   . . . . . . . . . . . . . .     24,678
                                                     --------
                Total  . . . . . . . . . . . . . .  $ 266,370
                                                    =========

         Total rent expense for operating leases in 1996, 1995, and 1994 was approximately $54,500, $36,200, and $23,300, respectively.

10.      MAJOR CUSTOMERS AND EXPORT SALES

         Net sales to one customer amounted to 21% of total net sales for the year ended December 31, 1996. Outstanding receivables from this customer at December 31, 1996 approximated 21% of total gross accounts receivable.
                 Export sales by major geographic area are as follows:

                     Western Europe  . . . . . . . .   $ 286,470
                     Japan . . . . . . . . . . . . .      54,264
                     Other . . . . . . . . . . . . .      11,458
                                                        --------
                                                       $ 352,192
                                                       =========

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
UroQuest Medical Corporation:

  We have audited the accompanying consolidated balance sheets of UroQuest Medical Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UroQuest Medical Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                             KPMG Peat Marwick LLP



Salt Lake City, Utah
February 10, 1997

                          UROQUEST MEDICAL CORPORATION

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                                                                                                     Period from
                                                                          Year Ended                                  Inception
                                                    ------------------------------------------------------------  (April 8, 1992) to
                                                       1996             1995              1994          1993         Dec. 31, 1992
                                                       ----             ----              ----          ----         -------------
OPERATING DATA (1):
Net sales.........................................  $ 2,299,895      $         -      $     2,801    $       979      $        -
Cost of sales.....................................    1,308,730                -            2,381            832               -
Gross profit......................................      991,165                -              420            147               -
Research and development expenses.................    2,173,312        1,106,631          431,295        120,531               -
General and administrative expenses...............    1,091,857          397,523          483,399        156,647          11,234
Sales and marketing expenses......................      297,587           46,262           30,257         38,392               -
Amortization of goodwill..........................       90,982                -                -              -               -
Operating loss....................................   (2,662,573)      (1,550,416)        (944,531)      (315,423)        (11,234)
Other income (expense), net.......................       41,863           36,669         (260,663)             -               -
Net loss..........................................   (2,620,710)      (1,513,747)      (1,205,194)      (315,423)        (11,234)
Net loss per common share (2).....................        (0.45)           (0.36)           (0.36)         (0.21)          (0.01)
Shares used in computing net loss per share (2)...    5,768,198        4,156,968        3,382,974      1,502,596       1,428,571


                                                                                      December 31,
                                                    ----------------------------------------------------------------------------
                                                       1996             1995              1994          1993             1992
                                                       ----             ----              ----          ----             ----
BALANCE SHEET DATA (1):
  Cash............................................   12,694,047        1,113,594          564,097        187,422               -
  Working capital.................................   15,991,290          463,594          325,723         33,491         (38,300)
  Total assets....................................   35,039,517        1,721,027        1,205,273        221,581          32,566
  Long-term debt, excluding current portion.......    1,787,437                -          552,188              -               -
  Accumulated deficit.............................   (5,666,308)      (3,045,598)      (1,531,851)      (326,657)        (11,234)
  Stockholders' equity (3)........................   30,486,314        1,047,126          412,621         65,560          (6,234)

(1) On October 30, 1996, concurrent with the closing of Company's initial public offering, the Company completed its acquisition of BMT, Inc. The transaction, which was accounted for as a purchase, was effected through the payment of $10 million cash, and the issuance of 2.5 million newly issued shares of UroQuest Common Stock.

(2) Restated to reflect the impact of preferred shares' conversion to common shares in connection with the Company's initial public offering.

(3) On October 24, 1996 the Company sold 3,350,000 shares of Common Stock in its initial public offering at $6.00 per share. Concurrent with the offering, warrants totaling 1,428,572 shares were exercised at $3.50 per share. Combined, the Company realized net proceeds of $22,803,350.

                          UROQUEST MEDICAL CORPORATION

                        QUARTERLY RESULTS OF OPERATIONS

                                  (UNAUDITED)

                                              Three Months Ended
                                -------------------------------------------------
                                March 31,   June 30,    September 30,  December 31,
                                ---------   ---------   -------------  ------------
YEAR ENDED DECEMBER 31, 1996
Net sales...................... $       -   $       -   $       -      $2 ,299,895
Gross profit...................         -           -           -          991,895
Operating loss.................  (446,232)   (363,754)   (352,908)      (1,499,679)
Net loss.......................  (446,793)   (370,041)   (364,873)      (1,439,003)
Net loss per common share(1)...     (0.10)      (0.08)      (0.08)           (0.15)

YEAR ENDED DECEMBER 31, 1995
Net sales......................         -           -           -            -
Gross profit...................         -           -           -            -
Operating loss.................  (274,771)   (368,532)   (371,579)    (535,534)
Net loss.......................  (282,681)   (343,659)   (364,531)    (522,876)
Net loss per common share(1)...     (0.08)      (0.09)      (0.08)       (0.12)

(1) Restated to reflect the impact of preferred shares' conversion to common shares in connection with the Company's initial public offering.

           MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

                                  (UNAUDITED)

The Company's common stock is traded on the Nasdaq National Market under the
 Symbol: UROQ.
The Company's stock commenced trading on October 24, 1996 following the Company's IPO.

The following table shows the market range for the Company's
 Common Stock:

                                                      High      Low
                                                      ----      ---

Fourth Quarter (since October 24, 1996)............ $10.25     $5.25

At December 31, 1996, there were approximately 149 record holders of the Company's Common Stock.

The closing price of the Registrant's Common Stock as reported by the Wall Street Journal on March 21, 1997 was $6.875.

The Company has never declared or paid dividends on its stock and does not anticipate paying dividends in the foreseeable future.