Form 10-Q
period 1997-03-31
UROQUEST MEDICAL CORP
filed 1997-05-14
CIK 948456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                 Commission File Number
MARCH 31, 1997                                             0-20963
--------------                                             -------



                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                  59-3176454
(state or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

             265 EAST 100 SOUTH, SUITE 220, SALT LAKE CITY, UT      84111
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

Yes   x     No__

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.



                Class                                                        Outstanding at April 25, 1997
------------------------------------------                                   -------------------------------------
Common Stock, $.001 par value                                                11,844,602

                                     INDEX



PART I - FINANCIAL INFORMATION

         Item 1 - Consolidated Financial Statements

                 Consolidated Statements of Operations for the Three
                 Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

                 Consolidated Balance Sheets as of March 31, 1997 (unaudited) and December 31, 1996

                 Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 (unaudited) and March 31, 1996 (unaudited)

                 Notes to Consolidated Financial Statements (unaudited)


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

Signature Page

UROQUEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Three months ended March 31,
                                                 ------------------------------
                                                     1997                1996
                                                 ------------       -----------
Net sales .................................      $  3,674,598                --

Cost of sales .............................         1,866,563                --
                                                 ------------       -----------
  Gross profit ............................         1,808,035                --
                                                 ------------       -----------

Operating expenses:
  Research and development ................           583,319           277,822
  General and administrative ..............           780,130           120,838
  Sales and marketing .....................           379,514            47,572
  Amortization of goodwill ................           171,281                --
                                                 ------------       -----------
    Total operating expenses ..............         1,914,244           446,232
                                                 ------------       -----------

Operating loss ............................          (106,209)         (446,232)

Other income (expense):
  Interest expense ........................           (51,017)          (11,700)
  Interest income .........................           141,406            11,139
  Other, net ..............................                --                --
                                                 ------------       -----------
                                                       90,389              (561)

Provision for income taxes ................            47,000                --
                                                 ------------       -----------

     Net loss .............................      $    (62,820)      $  (446,793)
                                                 ============       ===========

Net loss per common share (note 2) ........      $      (0.01)      $     (0.10)
                                                 ============       ===========

Weighted average number of common
 shares outstanding .......................        11,844,602         4,511,643
                                                 ============       ===========


See accompanying notes to consolidated financial statements.

UROQUEST MEDICAL CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                    March 31,     December 31,
                                     ASSETS                          1997              1996
                                                                 ------------     ------------
                                                                 (unaudited)
Current assets:
  Cash ......................................................    $ 12,711,596     $ 12,694,047
  Accounts receivable, net of allowance for doubtful accounts
    of $60,000 ..............................................       2,173,118        2,161,849
  Inventories (note 3) ......................................       2,754,697        2,622,812
  Prepaid expenses and other current assets .................         236,318          226,040
  Income tax receivable .....................................          14,808          145,808
  Deferred income taxes .....................................         129,000          124,000
                                                                 ------------     ------------
    Total current assets ....................................      18,019,537       17,974,556
                                                                 ------------     ------------

Property, plant and equipment, net ..........................       4,558,737        4,542,950

Intangibles, at cost, less accumulated amortization of
   $685,291 in 1997 and $476,883 in 1996 ....................      12,313,603       12,522,011
                                                                 ------------     ------------
    Total assets ............................................    $ 34,891,877     $ 35,039,517
                                                                 ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable under line of credit ........................    $         --     $    150,000
  Current portion of long-term debt .........................         452,350          442,364
  Accounts payable ..........................................       1,006,298          721,984
  Accrued compensation ......................................          70,231          146,460
  Accrued selling and distribution expenses .................         137,500          137,500
  Other accrued expenses ....................................         320,228          384,958
                                                                 ------------     ------------
    Total current liabilities ...............................       1,986,607        1,983,266
                                                                 ------------     ------------

Long-term liabilities:
  Deferred income taxes .....................................         803,500          782,500
  Long-term debt ............................................       1,669,915        1,787,437
                                                                 ------------     ------------
    Total long-term liabilities .............................       2,473,415        2,569,937
                                                                 ------------     ------------

Stockholders' equity:
  Voting common stock, $.001 par value; 31,000,000
     shares authorized;  11,844,602 shares issued and
    outstanding as of March 31, 1997 and December 31, 1996 ..          11,845           11,845
  Additional paid-in capital ................................      36,203,903       36,203,483
  Deferred compensation .....................................         (54,765)         (62,706)
  Accumulated deficit .......................................      (5,729,128)      (5,666,308)
                                                                 ------------     ------------
    Total stockholders' equity ..............................      30,431,855       30,486,314
                                                                 ------------     ------------
Total liabilities and stockholders' equity ..................    $ 34,891,877     $ 35,039,517
                                                                 ============     ============




See accompanying notes to consolidated financial statements.

UROQUEST MEDICAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          Three months ended March 31,
                                                                         ----------------------------
                                                                             1997            1996
                                                                         ------------     -----------
Cash flows from operating activities:
  Net loss ..........................................................    $    (62,820)    $  (446,793)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization .....................................         361,565          74,620
  Changes in operating assets and liabilities:
      Accounts Receivable ...........................................         (11,269)             --
      Inventories ...................................................        (131,885)         (2,072)
      Prepaid expenses and other current assets .....................         (10,278)          2,200
      Accounts payable ..............................................         284,312             111
      Accrued expenses ..............................................        (140,959)         10,110
      Deferred income taxes .........................................          16,000              --
      Income taxes ..................................................         131,000              --
                                                                         ------------     -----------
               Net cash provided from (used in ) operating activities         435,666        (361,824)

 Cash flows from investing activities:
     Purchases of property and equipment ............................        (160,581)        (34,496)

Cash flows from financing activities:
     Proceeds from issuance of Stock ................................              --          35,954
     Repayment of Notes .............................................        (257,536)             --
                                                                         ------------     -----------
               Net cash provided from (used in) financing activities         (257,536)         35,954
                                                                         ------------     -----------
Net increase (decrease) in cash .....................................          17,549        (360,366)

Cash at beginning of period .........................................      12,694,047       1,113,594
                                                                         ------------     -----------

Cash at end of period ...............................................    $ 12,711,596     $   753,228
                                                                         ============     ===========

Supplemental disclosures of cash flow information:
      Cash paid for interest ........................................    $     51,017     $    11,700
      Cash paid for income taxes ....................................              --              --





See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements include the assets and liabilities of UroQuest's wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1997, and the results of operations and cash flows for the three months ending March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

         The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K (File. No. 0-20963) filed with the Securities and Exchange Commission.

NOTE 2 - NET LOSS PER SHARE

         1996 net loss per share amounts are based on the weighted average number of common shares and common share equivalents (if dilutive) resulting from options and warrants outstanding during the periods, after giving retroactive effect to the 1996 common stock reverse stock split and the conversion of preferred shares into common shares at their respective issuance dates.

NOTE 3 - INVENTORIES

         Inventories at March 31, 1997 and December 31, 1996 consist of the following:

                                                  1997          1996
                                               ----------    ----------
                 Finished goods ...........    $  777,737    $  748,268
                 Work-in-process ..........     1,075,569     1,100,104
                 Raw materials and supplies       901,391       774,440
                                               ----------    ----------
                                               $2,754,697    $2,622,812
                                               ==========    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q includes certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, included in this report, including, without limitation, statements under this item Two regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements that involve various risks and uncertainties. All forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update any forward-looking statement. There can be no assurance that such statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such statements. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under "Risk Factors" in the Company's Annual Report on Form 10-K and Registration Statement on Form S-1 (Reg. No. 333-07277) filed with the Securities and Exchange Commission and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


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

         During the quarter ended March 31, 1997 the ongoing operations of BMT provided revenues and cash flow and these operations are expected to provide revenues and cash flow while the Company completes its clinical testing and prepares to market the On-Command Catheter. There can be no assurance, however, that such revenues and cash flow or BMT's current profitability and growth rate will continue in the future or that the expected benefits of the acquisition will be realized. The acquisition of BMT constitutes the Company's first acquisition of another business. BMT's operations are significantly different in many respects from the Company's current operations, and the acquisition may result in a number of unforeseen difficulties and problems that could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996:

         Net sales and cost of sales. Sales of $3,674,598 for the quarter ended March 31, 1997 related to BMT sales of proprietary airway management products and other medical devices products to OEM customers. Cost of sales of $1,866,563 related to the BMT sales. The Company had no sales for the quarter ended March 31, 1996.

         Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the quarter ended March 31, 1997 research and development expenses increased to $583,319 from $277,822 for the quarter ended March 31, 1996. Included in the 1997 expenses were research and development expenses related to BMT totaling $319,123. The overall increase was attributable primarily to increased research and development personnel for various products, including the On-Command Catheter. Research and development expenses are expected to continue to increase for the foreseeable future.

         General and administrative. General and administrative expenses increased to $780,130 for the quarter ended March 31, 1997 from $120,838 for the quarter ended March 31, 1996. Included in 1997 the expenses were general and administrative expenses related to BMT totaling $537,572. In addition, public company expenses were incurred in 1997 which were not incurred in 1996. General and administrative expenses are expected to increase as the Company hires additional personnel to support anticipated expansion of the Company's business.

         Sales and marketing. Sales and marketing expenses increased to $379,514 for the quarter ended March 31, 1997 from $47,572 for the quarter ended March 31, 1996. This increase was primarily attributable to the inclusion of sales and marketing expenses related to BMT totaling $365,868.

         Amortization of goodwill. Amortization of goodwill of $171,281 for the quarter ended March 31, 1997 related to the amortization of recognized goodwill concurrent with the acquisition of BMT in October 1996. The Company had no goodwill or related amortization for the quarter ended March 31, 1996.

         Other income (expense). Other income (expense) increased to net interest income of $90,389 for the quarter ended March 31, 1997 from a net interest expense of $561 for the quarter ended March 31, 1996. The increase is attributable to higher net average cash balances, obtained primarily from the Company's initial public offering (IPO), for the quarter ended March 31, 1997 in comparison to the quarter ended March 31, 1996.

INCOME TAXES

         The Company has not generated any taxable income to date and, therefore, has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to the net deferred tax assets, have been established in each period to reflect these uncertainties.

         At March 31, 1997, the Company had net operating losses, for tax purposes, of approximately $4,200,000 that can be carried forward to reduce federal income taxes. However, utilization of net operating losses and any tax credit carryforwards will be subject to annual limitations due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing. Since inception, the Company has raised approximately $26.8 million in net proceeds of equity financing.

         During the quarter ended March 31, 1997 net cash flows provided from operating activities amounted to $435,666. During the quarter ended March 31, 1996 net cash used for operating activities amounted to $361,824. The increase in net cash flows provided from operating activities in 1997 from 1996 was due to cash provided by BMT's operations.

         The Company's primary internal source of liquidity presently consists of existing borrowings and cash generated from BMT's operations. The Company's primary external sources of liquidity are public and private debt and equity financings and bank-provided debt financing.

         As of March 31, 1997 and December 31, 1996, the Company had cash of $12,711,596 and $12,694,047, respectively. The increase since December 31, 1996 was due to the net cash generated from operations. As of March 31, 1997, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

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

The Company expects its operating losses to continue for at least the next two years as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. The Company plans to implement an aggressive marketing and growth strategy, and all management estimates regarding liquidity and capital requirements are subject to the factors discussed above.

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

                  Exhibit:

                  EXHIBIT
                  NUMBER   EXHIBIT


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



                                          UROQUEST MEDICAL CORPORATION


Date: May 15, 1997                        /s/ Eric B. Hale
                                          -------------------------------------
                                          Eric B. Hale
                                          President and Chief Executive Officer


Date: May 15, 1997                        /s/ Gregory S. Ayers
                                          -------------------------------------
                                          Gregory S. Ayers
                                          Vice President, Chief Financial
                                          Officer, Secretary and Treasurer