Form 10-K/A
period 1996-12-31
UROQUEST MEDICAL CORP
filed 1997-07-02
CIK 948456

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A
(MARK ONE)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________TO _________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    Yes          No
                                           -----        -----

      Indicate by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

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

      The number of shares of Common Stock outstanding on March 20, 1997 was 11,844,602


================================================================================

This amendment to the Company's Annual Report on Form 10-K is being filed to include the information required by Part III.

                                    PART III

--------------------------------------------------------------------------------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

RICHARD C. DAVIS, M.D., age 43, has been a director and Chairman of the Board since the Company's inception and its Chief Science Officer since November
1994. Dr. Davis invented the On-Command Catheter and was responsible for all research and development activities of the Company. In 1989, he founded Code Blue Medical Corporation, a marketer of disposable medical devices ("Code Blue") and served as Chairman until April 1992, when Code Blue was sold to Ballard Medical Products, a medical products company. Dr. Davis is named as an inventor in over 40 United States patents. Dr. Davis holds an M.D. from the Medical College of Virginia and a B.S. in Chemistry from Old Dominion University.

TERRY E. SPRAKER, Ph.D., age 48, has been a director and President and Chief Executive Officer of the Company since May 1997. Before joining the Company Mr. Spraker was President and Chief Executive Officer of EP Technologies, Inc., a manufacturer of interventional cardiac electrophysiology products, from October 1992 until August 1996. Prior to joining EP Technologies, Mr. Spraker was President of the Medical Systems Division of Ohmeda, a medical equipment and pharmaceutical manufacturer of anesthesia and critical care products company, from July 1992 until October 1992 and V.P./General Manager of Anesthesia Systems from July 1987 through June 1992 Mr. Spraker held various general management and engineering positions with medical device and equipment manufacturers from October 1977 to June 1987. Mr. Spraker is also a director of Kyphon Corporation, a privately-held medical device company. Mr. Spraker holds a B.S. in Engineering from the University of Bridgeport, a M.S. in Electrical Engineering and a Ph.D. in Bioengineering from Pennsylvania State University.

TOM E. BRANDT, age 43, has been a director and Chief Operating Officer since October 1996. Mr. Brandt has served as President and Chief Executive Officer of Bivona, Inc. ("Bivona"), a subsidiary of the Company which produces and markets medical products since June 1989. Prior to joining Bivona, Mr. Brandt held various management, marketing and engineering positions with Dow Corning Corporation, a chemical company. Mr. Brandt holds an M.B.A. from Central Michigan University and a B.S. in Engineering from Iowa State University.

JACK W. LASERSOHN, age 43, has served as a director of the Company since June 1995. Mr. Lasersohn has been a Managing Director of The Vertical Group, Inc., a private venture capital and investment management firm, since its formation in 1989 by former principals of F. Eberstadt & Co., Inc. From 1981 to 1989, he was a Vice President and later a Managing Director of the venture capital division of F. Eberstadt & Co., Inc. Mr. Lasersohn also serves as a director of CardioThoracic Systems, Inc., a medical device company, VitalCom Inc., a health care information systems company, and a number of privately-held health care companies. He holds a J.D. from Yale University and an M.A. and B.S. from Tufts University.

GARY NEI, age 53, has been a director since June 1994. Mr. Nei is currently Chairman of the Board of B&B Publishing, a publishing company, and has served as such since May 1995. He also serves as a consultant. Previously, Mr. Nei was President and Chief Executive Officer of Eon Labs, a pharmaceutical company, from February 1992 until January 1995. From November 1988 until December 1991, he served as the President and Chief Executive Officer of Lyphomed, Inc., a pharmaceutical company. From 1985 until 1986, he served as Executive Vice President of Baxter International, a health care company. He is also a director of W. H. Brady Co., an adhesives and graphics technology company, and Nei Turner

Interactive, a software company. He holds an M.B.A. from Northwestern University and a B. A. from Ripon College.

MAYNARD RAMSEY, III, M.D. Ph.D., age 53, has been a director since March 1994. Dr. Ramsey is Chief Executive Officer and Chief Science Officer of ARZCO Medical Systems, Inc., a medical products company. Dr. Ramsey was the founder of Applied Medical Research, Inc., a medical products company which was acquired by Johnson & Johnson Co. in 1979 and became the patient monitoring business of Critikon, Inc. While at Critikon, Inc., Dr. Ramsey served as Vice President of Science and Technology and Vice President of Research and Development from 1979 until March 1994. Dr. Ramsey has received numerous awards for his scientific and research achievements, holds 16 United States patents, has authored 12 publications and presented 21 papers. He holds an M.D. and a Ph.D. from Duke University and a B.A. in Chemistry from Emory University.

ELIZABETH H. WEATHERMAN, age 37, has served as a director of the Company since June 1995. Ms. Weatherman is a Managing Director and member of E.M. Warburg, Pincus & Co., LLC, a private investment firm, and has been with the firm since June 1988. Ms. Weatherman is also a director of Xomed Surgical Products, Inc., a medical device company, VitalCom Inc., a health care information systems company and several privately-held health care companies. Ms. Weatherman holds an M.B.A. from Stanford University and a B.A. from Mount Holyoke College.

EXECUTIVE OFFICERS

JEFFREY L. KAISER, age 46, has served as Vice President, Chief Financial Officer, Treasurer, and Secretary since May 1997. From March 1990 until June 1996, Mr. Kaiser was Vice President, Finance and Administration and CFO of EP Technologies, a manufacturer of interventional cardiac electrophysiology products. From October 1988 until February 1990, Mr. Kaiser provided independent financial and business consulting services to various companies. From March 1982 until September 1988, Mr. Kaiser was Chief Financial Officer of various companies that manufactured computer hardware, styrofoam consumer products, and fermentation equipment. Previously, Mr. Kaiser held various positions, including Senior Audit Manager, with Ernst & Young. Mr. Kaiser holds a B.S. in Business Administration from Miami University, Oxford, Ohio. He is a Certified Public Accountant.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons owning ten percent of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership with the Securities and Exchange Commission (the SEC"). Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed.

Based solely on its review of the copies of such forms received or written representations from certain Reporting persons that no Form 5's were required, the Company believes that Reporting Persons compiled with all applicable filing requirements during fiscal 1996.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the 1996 compensation of the Company's President and Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                           Annual Compensation      Compensation
                                       --------------------------      Awards
Name and Principal Position    Year    Salary    Bonus      Other      Options
---------------------------    ----    ------    -----      -----      -------
Eric B. Hale...................1996    195,000   90,000     7,200(2)       --
  President & Chief            1995    190,000       --     3,600(2)       --
  Executive Officer(1)         1994    185,000       --          --        --

Tom E. Brandt..................1996    168,000       --          --        --
  Chief Operating Officer      1995         --       --          --        --
                               1994         --       --          --        --

Richard C. Davis, M.D..........1996    130,000       --          --        --
  Chief Science Officer        1995    125,585       --          --        --
                               1994     87,692       --          --        --

Terrence L. Domin..............1996    120,000    5,000          --        --
  Vice President,              1995    120,000       --          --        --
  Administration(3)            1994     87,692       --          --        --

J. J. Donohue..................1996    125,000    3,000          --    71,429
  Vice President, Research     1995         --       --          --        --
  & Development(4)             1994         --       --          --        --

----------------
(1) Resigned, May 1997.
(2) Consists of a $600 per month automobile allowance paid by the Company.
(3) Effective January 1997, Bivona Vice President, Marketing and Sales.
(4) Effective January 1997, Bivona Vice President, Research and Development - Urology.


         OPTION GRANTS AND EXERCISES IN THE YEAR ENDED DECEMBER 31, 1996
                        AND FISCAL YEAR END OPTION VALUES

The following tables set forth certain information as to options granted and exercised during the fiscal year ended December 31, 1996 and as to unexercised options held at the end of such fiscal year by each Named Executive Officer of the Company:

                           Number of    % of Total                          Potential Realizable Value at
                           Securities     Options     Exercise              Assumed Annual Rates of Stock
                           Underlying    Granted to    Price                Price Appreciation for Option Term
                            Options     Employees in    per     Expiration  ----------------------------------
                           Granted(1)   Fiscal Year    Share       Date             5%          10%
                           ----------   -----------    -----       ----             --          ---
Eric B. Hale.............      --           --           --           --               --          --
Tom E. Brandt............      --           --           --           --               --          --
Richard C. Davis, M.D....      --           --           --           --               --          --
Terrence L. Domin........      --           --           --           --               --          --
J. J. Donohue............  71,429          100%        4.90       9/1/06          220,114     557,813

-----------
(1) Grants under the 1994 Stock Option Plan. The options generally have a pro-rata five-year vesting period. Such options are not transferable other than by will or the laws of descent and distribution.

     OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                   Number of Securities
                            Number                      Underlying                Value of Unexercised
                           of Shares                Unexercised Options               In-the-Money
                           Acquired     Value           at 12/31/96               Options at 12/31/96(1)
                          on Exercise  Realized  Exercisable   Unexercisable   Exercisable   Unexercisable
                          -----------  --------  -----------   -------------   -----------   -------------
Eric B. Hale.............     --          --       118,631        166,089         730,145      1,022,239
Tom E. Brandt............     --          --            --             --              --             --
Richard C. Davis, M.D....     --          --        67,872         39,271         410,626        237,590
Terrence L. Domin........     --          --       190,962        128,563       1,155,320        777,806
J. J. Donohue............     --          --         3,571         67,858           6,606        125,537

------------------
(1) Value is based on the closing sale price of the Common Stock as of the last business day of the year, December 31, 1996 ($6.75), minus the exercise price.

BOARD MEETINGS AND COMMITTEES

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. During the fiscal year ended December 31, 1996, the Board of Directors met on 6 occasions. No director of the Company attended fewer than 75% of all board and committee meetings. The Board of Directors has a Compensation Committee, which establishes compensation policies and is responsible for determinations regarding salaries, incentive compensation and other forms of compensation for directors, officers and other employees of the Company. The Audit Committee has oversight over the process of auditing the Company's internally prepared financial statements, and is charged with reviewing any potential conflicts of interest. Officers are elected by and serve at the discretion of the Board of Directors or pursuant to individual employment agreements. There are no family relationships among the directors or officers of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Nei and Lasersohn and Ms. Weatherman are members of the Compensation Committee. During 1996 and through March 1997 Mr. Nei and Ms. Weatherman were members of the Compensation Committee. The Compensation Committee met once in February 1997 with regard to compensation regarding the Company's 1996 fiscal year. In addition to the functions and responsibilities discussed above, the Compensation Committee also administers the Company's incentive compensation plans. Messrs. Nei and Lasersohn are members of the Audit Committee. During 1996 and through March 1997 Dr. Ramsey and Ms. Weatherman were members of the Audit Committee. The Audit Committee met once in February 1997 with regard to the Company's 1996 fiscal year.

COMPENSATION OF DIRECTORS

Directors of the Company do not receive cash for services they provide as directors. All directors of the Company, other than those designated by Warburg and Vertical, have been granted options to purchase an aggregate of 107,143 shares of Common Stock at an exercise price of $.70 per share. The options vest over a five-year period, although all shares become immediately exercisable in the event there is a change in control of Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Philosophy

The objectives of the Company's executive compensation program are to align compensation with business objectives and individual performance, and to enable the Company to attract, retain and reward executive officers who contribute to the long-term success of the Company. In seeking to achieve these objectives the Company's executive compensation is based on the following principles.

Competitive and Fair Compensation

The Company is committed to providing an executive compensation program that helps attract and retain highly qualified executives. To ensure that compensation is competitive, the Company compares its compensation practices with those of comparable medical products and other relevant companies in a similar stage of development.

Short-term Cash Compensation

Cash compensation consists of two components: annual salary and cash incentive compensation. The annual salaries and cash incentives of the executive officers are evaluated based upon corporate and individual performance. While industry-wide practices are deemed to be important indicators of appropriate compensations levels, the Compensation Committee believes the most important considerations are individual and corporate performance in setting an executive's base salary and cash incentive compensation.

Corporate performance is evaluated by reviewing the extent to which strategic and business planning goals and milestones are met. Individual performance is evaluated by reviewing attainment of specific individual objectives and milestones and the degree to which teamwork and Company values are fostered. Cash incentive compensation is based upon the achievement of functional, divisional and corporate goals as well as individual performance.

Long-term Incentive Compensation

Because not all short-term management accomplishments are directly related to changes in short-term stockholder value, the Compensation Committee believes that management should also have a long-term compensation component related to increasing stockholder value. To assure that executive officers' goals and accomplishments are linked with increasing stockholder value, the Compensation Committee believes that the grant of options to purchase the Company's Common Stock that become exercisable over an extended period of time should be an integral part of the overall compensation philosophy.

Compensation Program Components

Annual compensation for the Company's executive officers currently consists of three elements: salary, cash incentive compensation and equity participation. Executive officers are also entitled to participate in the same benefit plans available to other employees.

On an annual basis, goals for Company performance and individual goals and objectives for each of the Company's executive officers (including the Chief Executive Officer) are established by the Compensation Committee. Once a year, all executive officers other than the Chief Executive Officer are evaluated by the Chief Executive Officer on their performance with respect to their individual goals and objectives. At that time, revised goals and objectives are established, if appropriate. Based upon their performance relative to their goals and objectives, the base salary of executive officers other than the Chief Executive Officer generally is adjusted once per year by the Compensation Committee.

On an annual basis, the Compensation Committee evaluates the achievement of the annual goals and objectives established for the Chief Executive Officer and his contribution to the Company.

Stock option awards are designed to promote the identity of long-term interests between the Company's employees and its stockholders and assist in the retention of executives. The size of option grants is generally intended by the Compensation Committee to reflect the executive's position with the Company and his or her actual or potential contributions to the Company in relation to his or her overall compensation. The Compensation Committee believes that stock options have been and remain an excellent vehicle for compensating its employees. Because the option exercise price of the employee is generally the fair market value of the stock on the date of grant, employees recognize a gain only if the value of the stock increases. Thus, employees with stock options are rewarded for their efforts to improve the long-term value of the Common Stock.

1996 Compensation for the Chief Executive Officer

The amount and means of determining Mr. Eric Hale's base annual salary for 1996 was fixed by the terms of his employment agreement with the Company. Mr. Hale resigned as President and CEO in May 1997. His employment agreement provided for an annual base salary of $195,000, subject to yearly review and increase (but not decrease), and such incentive bonus payments as the Compensation Committee may from time to time determine.

In February 1997 the Company paid a cash bonus of $90,000 to its Chief Executive Officer. The Compensation Committee intended for this bonus to represent compensation for such officer's contributions to the development and achievements of the Company through December 31, 1996, including events prior to 1996. For the Company's 1997 fiscal year, the Compensation Committee has set additional goals and objectives for Company performance, as well as additional individual goals and objectives with the intention of reviewing the appropriateness of additional incentive cash compensation for such year.

The objectives achieved by the Company which the Compensation Committee determined to be significant in determining Mr. Hale's 1996 salary and cash incentive payment included (i) the execution of the Company's initial public offering ("IPO"), (ii) FDA approval to commence clinical trials, and (iii) the acquisition of BMT, Inc. The Compensation Committee expects that it will continue to review compensation for the Chief Executive Officer on an annual basis and will adjust his compensation based upon the achievement of goals and objectives set for the Company.

Compliance with Internal Revenue Code Section 162 (m)

The Compensation Committee has not yet adopted a policy on the 1993 amendment to the Internal Revenue Code of 1986, as amended (the "Code"), disallowing deduction on compensation in excess of $1 million for certain executives of public companies. The Company believes that options granted under the 1994 Stock Option Plan are exempt from the limitation, and other compensation expected to be paid during fiscal year 1997 is below the compensation limitation.

Compensation Committee:
  Jack W. Lasersohn
  Gary E. Nei
  Elizabeth H. Weatherman

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Richard C. Davis, M.D., its Chairman of the Board and Chief Science Officer, Terry E. Spraker, President and Chief Executive Officer, Tom E. Brandt, its Chief Operating Officer, Terrence L. Domin, Bivona Vice President, Marketing and Sales and

J.J. Donohue, Bivona Vice President, Research and Development - Urology. Dr. Davis's employment agreement provides for base pay of $130,000 per annum, plus performance bonuses based upon criteria measured by the Board of Directors. Mr. Spraker's employment agreement provides for base pay of $240,000 per annum, along with certain other bonuses and stock options. The Company's employment agreement with Mr. Brandt provides for annual base compensation of $168,000, participation in fringe benefit programs, and severance continuation for up to fifty-two months (as of May 31, 1997) following termination of employment without cause. The Company's employment agreement with Mr. Domin provides for base pay of $120,000 per annum. The Company's employment agreement with Mr. Donohue provides for base pay of $125,000 plus eligibility for bonuses. The Company's employment agreements with Messrs. Davis, Domin, and Donohue provide for severance of salary and benefits continuation for up to nine months following termination without cause. Each of these employment agreements provides for grants of stock options. Certain officers will also be entitled to acceleration of vesting of outstanding stock and options in the event the Company is acquired. In that event, the vesting of each such officer's options and any stock held subject to repurchase by the Company would accelerate so that any such stock or options would be 100% vested. In May, 1997 the Company entered into a consulting and severance agreement with Mr. Hale, the Company's previous President and Chief Executive Officer. The agreement provides for severance constituting monthly salary of $16,250 and benefits and stock option vesting continuation for eighteen months following termination of employment.

SHAREHOLDER RETURN PERFORMANCE GRAPH

The following graph compares the performance of the Company's Common Stock to the Nasdaq Stock Market Total Return Index for U.S. Companies (the "Nasdaq Stock Market - U.S. Index") and the Hambrecht & Quist Growth Index ("H&Q Growth Index") over the period from the time of the Company's initial public offering of Common Stock on October 24, 1996 to December 31, 1996. The graph assumes that the value of an investment in the Company's Common Stock and each index was $100 at October 24, 1996 and that all dividends were reinvested.

                          TOTAL RETURN TO STOCKHOLDERS
                      (ASSUMES $100 INVESTMENT ON 10/24/96)



                                     10/24/96      10/31/96       11/29/96      12/31/96
UroQuest Medical Corporation           100           100           106.25         112.5
Hambrecht & Quist Growth Index         100         97.89            96.49         97.86
Nasdaq Composite (US)                  100         99.92           105.75        105.65

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


   The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 31, 1997, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers of the Company and (iv) all directors and executive officers as a group.

                                                    Shares
                                                 Beneficially       Percent
   Name of Beneficial Owner                        Owned(1)        Of Class
   ------------------------                        --------        --------
Warburg, Pincus Investors, L.P. (2) .........      3,188,571         26.9%
  466 Lexington Ave., 10th Floor
  New York, NY 10017
Elizabeth H. Weatherman(3) ..................      3,188,571         26.9%
  Warburg, Pincus Investors, L.P.
  466 Lexington Ave., 10th Floor
  New York, NY 10017
Thomas E. Brandt ............................      1,605,029         13.6%
Richard C. Davis, M.D. (4) ..................      1,087,041          9.2%
Wells Fargo Bank ............................        611,600          5.2%
Eric B. Hale (5) ............................        228,074          1.9%
Terrence L. Domin (6) .......................        212,535          1.8%
Jack W. Lasersohn (7) .......................        354,285          3.0%
J. J. Donohue (8) ...........................          9,523           *
Maynard Ramsey, III, M.D., Ph.D.(9) .........        106,157           *
Gary E. Nei (10) ............................         71,444           *
                                                   ---------         ----
All directors and executive
officers as a group
(8 persons) (11) ............................      6,731,872         56.8%
                                                   =========         ====


-------------
* Less than 1%.

  (1) Unless otherwise indicated in these footnotes, or pursuant to applicable state community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Percentages are determined based upon 11,844,602 shares of Common Stock outstanding on March 31, 1997, or issuable upon exercise of warrants and options exercisable within 60 days of March 31, 1997.

  (2) Represents 3,188,571 shares of Common Stock held by Warburg, Pincus Investors, L.P. ("Warburg"). The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). Lionel I. Pincus is the managing partner of WP and may be deemed to control it. E.M. Warburg, Pincus & Company, a New York general partnership that has the same general partners as WP ("EM Warburg"), manages Warburg. WP has a 20% interest in the profits of Warburg and through its wholly owned subsidiary, E.M. Warburg, Pincus & Co., Inc. ("Warburg, Pincus") owns 1.13% of the limited partnership interests in Warburg. Elizabeth H. Weatherman, a director of the Company, is a Managing Director of Warburg, Pincus and a general partner of WP, and EM Warburg. As such, Ms. Weatherman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) in an indeterminate portion of the shares beneficially owned by Warburg, WP and Warburg, Pincus.

  (3) All of the shares indicated as owned by Ms. Weatherman are owned directly by Warburg and are included because of her affiliation with Warburg. As such, Ms. Weatherman may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Warburg. Ms. Weatherman disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

  (4) Represents 1,012,619 shares of Common Stock held by The Richard C.
      Davis, Jr. 1993 Revocable Trust, of which Dr. Davis is a trustee and over which Dr. Davis has investment and voting control. Dr. Davis disclaims beneficial ownership of these shares. Also includes 74,422 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997.

  (5) Includes 142,359 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997.

  (6) Includes 212,392 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997.

  (7) Represents 354,285 shares of Common Stock held by Vertical Fund Associates, L.P. ("Vertical"). The sole general partner of Vertical is The Vertical Group, L.P. ("Vertical Group"). Jack W. Lasersohn, a director of the Company, is a General Partner of the Vertical Group. As such, Mr. Lasersohn may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Vertical Group. Mr. Lasersohn disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

  (8) Includes 9,523 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997.

  (9) Includes 73,320 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997.

 (10) Includes 71,444 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997.

 (11) Includes 403,212 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1997. Does not include Messrs. Domin and Donohue as they became officers of Bivona effective January 1997.



Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to a Termination and Modification Agreement dated September 30, 1996, as amended October 23, 1996, among the Company, Dr. Davis, Warburg and Vertical, the previous Stock Purchase Agreement was terminated upon the closing of the Company's IPO. Warburg and Vertical exercised a warrant for 1,285,714 shares and 142,857 shares of Common Stock, respectively, at $3.50 per share, and Dr. Davis sold to Warburg and Vertical 257,143 shares and 28,571 shares of Common Stock, respectively, at $0.0035 per share.

     Pursuant to the Termination Agreement, so long as each of Warburg and Vertical beneficially continues to own 50% of the Common Stock it owned as of the closing of the IPO, it is entitled to designate three directors to the Board of Directors. The parties to the Termination Agreement have agreed that the size of the Board of Directors will not be increased to more than eleven members without the prior written consent of each of Warburg and Vertical. If each of Warburg and Vertical designated three directors, they would collectively be able to control the direction, management and policies of the Company. In addition, the parties agreed to amend the Right of First Refusal and Co-Sale Agreement dated June 15, 1995 among the parties (the "Co-Sale Agreement") pursuant to which Warburg and Vertical have a first right of refusal to purchase shares of Common Stock owned by Dr. Davis and a right to sell their shares if Dr. Davis receives an offer to purchase his shares in certain circumstances. Pursuant to the Co-Sale Agreement, as amended, all but 200,000 shares owned by Dr. Davis are subject to the Co-Sale Agreement upon the closing of the IPO. On June 15, 1997, an additional 100,000 shares will be released from the restrictions of the Co-Sale Agreement. Commencing 18 months from the closing of the IPO and every three months thereafter, an additional amount equal to one percent of the number of outstanding shares of the Common Stock will be released from the restrictions of the Co-Sale Agreement.

     In 1994 the Company accepted an 8% promissory note in exchange for the sale of assets unrelated to the urology business to a corporation owned by certain stockholders of the Company. The note was reserved in full as it was probable that the Company would not collect the full amount of the note. In June 1996, approximately $200,000 of the principal amount of the note was converted into common stock of that corporation. After this conversion, the Company held less than 10% of the outstanding stock of the corporation.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



/s/ Jeffrey L. Kaiser     Vice President, Chief Financial Officer          June 27, 1997
----------------------    Treasurer and Secretary (Principal Financial
Jeffrey L. Kaiser         and Accounting Officer)