Form 10-Q
period 1997-06-30
UROQUEST MEDICAL CORP
filed 1997-08-04
CIK 948456

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                  Commission File Number
JUNE 30, 1997                                                 0-20963
-------------                                                 -------



                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                    59-3176454
(state or other jurisdiction                (IRS Employer Identification Number)
of incorporation or organization)

            173 CONSTITUTION DRIVE, MENLO PARK, CALIFORNIA    94025
               (Address of principal executive offices)     (Zip Code)


                                 (415) 463-5180
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]     No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.



            Class                                   Outstanding at July 18, 1997
-----------------------------                       ----------------------------
Common Stock, $.001 par value                               11,844,602

                                      INDEX



PART I - FINANCIAL INFORMATION

   Item 1 - Consolidated Financial Statements

            Consolidated Statements of Operations for the Three Months and the Six Months Ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

            Consolidated Balance Sheets as of June 30, 1997 (unaudited) and December 31, 1996

            Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 (unaudited) and June 30, 1996 (unaudited)

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

Signature Page

                          UROQUEST MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET

                           ASSETS                    June 30,         December 31,
                                                      1997                1996
                                                   ------------       ------------
                                                    (unaudited)
Current assets:
    Cash ....................................      $ 12,040,637       $ 12,694,047
    Accounts receivable, net of
       allowance for doubtful accounts ......         2,496,119          2,161,849
    Inventories (note 3) ....................         2,814,423          2,622,812
    Prepaid expenses and other current assets           267,205            226,040
    Income tax receivable ...................                 -            145,808
    Deferred income taxes ...................           132,000            124,000
                                                   ------------       ------------
      Total current assets ..................        17,738,119         17,974,556
                                                   ------------       ------------

Property and equipment, net .................         4,449,460          4,542,950

Intangibles, at cost, less accumulated
   amortization .............................        12,106,851         12,522,011
                                                   ------------       ------------

      Total assets ..........................      $ 34,306,695       $ 35,039,517
                                                   ============       ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable under line of credit ......      $          -       $    150,000
    Current portion of long-term debt .......           462,559            442,364
    Accounts payable ........................           788,692            721,984
    Accrued compensation ....................                 -            146,460
    Accrued selling and distribution expenses           137,500            137,500
    Other accrued expenses ..................           536,306            384,958
    Severance accrual .......................         1,572,180                  -
                                                   ------------       ------------
      Total current liabilities .............         3,497,237          1,983,266
                                                   ------------       ------------

Long-term liabilities:
    Long-term debt ..........................         1,549,426          1,787,437
    Deferred income taxes ...................           819,500            782,500
                                                   ------------       ------------
      Total long-term liabilities ...........         2,368,926          2,569,937
                                                   ------------       ------------

Shareholders' equity:
    Voting common stock, $.001 par value;
       31,000,000 shares authorized;
       11,844,602 shares issued and
       outstanding as of March 31, 1997
       and December 31, 1996 ................            11,845             11,845
    Additional paid-in capital ..............        36,203,903         36,203,483
    Deferred compensation ...................           (51,666)           (62,706)
    Accumulated deficit .....................        (7,723,550)        (5,666,308)
                                                   ------------       ------------
      Total stockholders' equity ............        28,440,532         30,486,314
                                                   ------------       ------------

      Total liabilities and stockholders'
        equity ..............................      $ 34,306,695       $ 35,039,517
                                                   ============       ============

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                    Three months ended June 30,            Six months ended June 30,
                                  -------------------------------       -------------------------------
                                      1997               1996               1997               1996
                                  ------------       ------------       ------------       ------------
Net sales ..................      $  3,985,780         $        -       $  7,660,378        $         -

Cost of sales ..............         2,195,524                  -          4,062,087                  -
                                  ------------       ------------       ------------       ------------
  Gross profit .............         1,790,256                  -          3,598,291                  -
                                  ------------       ------------       ------------       ------------

Operating expenses:
  Research and development .           711,977            261,361          1,295,296            539,183
  General and administrative           936,932            104,178          1,717,062            225,016
  Sales and marketing ......           420,288             (1,785)           799,802             45,787
  Severance costs ..........         1,600,000                  -          1,600,000                  -
  Amortization of goodwill .           157,356                  -            328,637                  -
                                  ------------       ------------       ------------       ------------
    Total operating expenses         3,826,553            363,754          5,740,797            809,986
                                  ------------       ------------       ------------       ------------

Operating loss .............        (2,036,297)          (363,754)        (2,142,506)          (809,986)

Other income (expense):
  Interest expense .........           (47,391)           (11,700)           (98,408)           (23,400)
  Interest income ..........           152,807              5,413            294,213             16,552
                                  ------------       ------------       ------------       ------------
                                       105,416             (6,287)           195,805             (6,848)

Loss before taxes ..........        (1,930,881)          (370,041)        (1,946,701)          (816,834)

Provision for income taxes .            35,000                  -             82,000                  -
                                  ------------       ------------       ------------       ------------

     Net loss ..............      $ (1,965,881)      $   (370,041)      $ (2,028,701)      $   (816,834)
                                  ============       ============       ============       ============


Net loss per share .........      $      (0.17)      $      (0.08)      $      (0.17)      $      (0.18)
                                  ============       ============       ============       ============

Shares used in computing
net loss per share .........        11,844,602          4,538,234         11,844,602          4,524,939
                                  ============       ============       ============       ============

See accompanying notes to consolidated financial statements

                          UROQUEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six months ended June 30,
                                                       -------------------------------
                                                           1997               1996
                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................      $ (2,028,701)      $   (816,834)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization ...............           738,460            115,994
    Changes in operating assets and liabilities:
        Accounts Receivable .....................          (334,270)                 -
        Inventories .............................          (191,611)            (2,072)
        Prepaid expenses and other current assets           (15,269)          (315,943)
        Accounts payable ........................            66,708            148,262
        Accrued expenses ........................            (4,888)            30,227
        Severance accrual .......................         1,572,180                  -
        Deferred income taxes ...................            29,000                  -
        Income taxes ............................           113,410                  -
                                                       ------------       ------------
               Net cash used in operating
                  activities ....................           (54,981)          (840,366)
                                                       ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment .....          (230,613)           (49,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of stock .........                 -             37,954
        Repayment of notes ......................          (367,816)                 -
                                                       ------------       ------------
               Net cash provided from (used
                 in) financing activities .......          (367,816)            37,954
                                                       ------------       ------------

Net decrease in cash ............................          (653,410)          (851,449)

Cash at beginning of period .....................        12,694,047          1,113,594
                                                       ------------       ------------

Cash at end of period ...........................      $ 12,040,637       $    262,145
                                                       ============       ============

Supplemental disclosures of cash
   flow information:
      Cash paid for interest ....................      $     98,408       $     11,700
      Cash paid for income taxes ................            80,000                  -

See accompanying notes to consolidated financial statements

                          UROQUEST MEDICAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

      The consolidated financial statements include the assets and liabilities of UroQuest's wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, and the results of operations and cash flows for the three months and the six months ending June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year.

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

NOTE 3 - INVENTORIES

      Inventories at June 30, 1997 and December 31, 1996 consist of the following:

                                              1997            1996
                                           ----------      ----------
           Finished goods ...........      $  735,819      $  748,268
           Work-in-process ..........       1,078,078       1,100,104
           Raw materials and supplies       1,000,526         774,440
                                           ----------      ----------
                                           $2,814,423      $2,622,812
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

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30, 1996:

      Net sales and cost of sales. Sales of $3,985,780 for the quarter ended June 30, 1997 related to BMT sales of proprietary airway management products and other medical devices products to OEM customers. Cost of sales of $2,195,524 related to the BMT sales. The Company had no sales for the quarter ended June 30, 1996.

      Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the quarter ended June 30, 1997 research and development expenses increased to $711,977 from $261,361 for the quarter ended June 30, 1996. Included in the 1997 expenses were research and development expenses related to BMT totaling $346,800. The overall increase was attributable primarily to increased research and development personnel for various products, including the On-Command Catheter. Research and development expenses are expected to continue to increase for the foreseeable future.

      General and administrative. General and administrative expenses increased to $936,932 for the quarter ended June 30, 1997 from $104,178 for the quarter ended June 30, 1996. Included in the 1997 expenses were general and administrative expenses related to BMT totaling $757,677. In addition, public company expenses were incurred in 1997 which were not incurred in 1996. General and administrative expenses are expected to increase as the Company hires additional personnel to support anticipated expansion of the Company's business.

      Sales and marketing. Sales and marketing expenses increased to $420,288 for the quarter ended June 30, 1997 from $(1,785) for the quarter ended June 30, 1996. This increase was primarily attributable to the inclusion of sales and marketing expenses related to BMT totaling $412,769.

      Severance costs. Severance costs amounted to $1,600,000 for the quarter ended June 30, 1997. No severance costs were incurred for the quarter ended June 30, 1996. The severance costs related to the employment termination of certain members of senior management. Of this amount, approximately $713,000 is related to non-cash compensation expense from stock options.

      Amortization of goodwill. Amortization of goodwill of $157,356 for the quarter ended June 30, 1997 related to the amortization of recognized goodwill concurrent with the acquisition of BMT in October 1996. The Company had no goodwill or related amortization for the quarter ended June 30, 1996.

      Other income (expense). Other income (expense) increased to net interest income of $105,416 for the quarter ended June 30, 1997 from a net interest expense of $6,287 for the quarter ended June 30, 1996. The increase is attributable to higher net average cash balances, obtained primarily from the Company's initial public offering (IPO), for the quarter ended June 30, 1997 in comparison to the quarter ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996:

      Net sales and cost of sales. Sales of $7,660,378 for the six months ended June 30, 1997 related to BMT sales of proprietary airway management products and other medical devices products to OEM customers. Cost of sales of $4,062,087 related to the BMT sales. The Company had no sales for the six months ended June 30, 1996.

      Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the six months ended June 30, 1997 research and development expenses increased to $1,295,296 from $539,183 for the six months ended June 30, 1996. Included in the 1997 expenses were research and development expenses related to BMT totaling $665,513. The overall increase was attributable primarily to increased research and development personnel for various products, including the On-Command Catheter. Research and development expenses are expected to continue to increase for the foreseeable future.

      General and administrative. General and administrative expenses increased to $1,717,062 for the six months ended June 30, 1997 from $225,016 for the six months ended June 30, 1996. Included in 1997 the expenses were general and administrative expenses related to BMT totaling $1,137,893. In addition, public company expenses were incurred in 1997 which were not incurred in 1996. General and administrative expenses are expected to increase as the Company hires additional personnel to support anticipated expansion of the Company's business.

      Sales and marketing. Sales and marketing expenses increased to $799,802 for the six months ended June 30, 1997 from $45,787 for the six months ended June 30, 1996. This increase was primarily attributable to the inclusion of sales and marketing expenses related to BMT totaling $778,637.

      Severance costs. Severance costs amounted to $1,600,000 for the six months ended June 30, 1997. No severance costs were incurred for the six months ended June 30, 1996. The severance costs related to the employment termination of certain members of senior management. Of this amount, approximately $713,000 is related to non-cash compensation expense from stock options.

      Amortization of goodwill. Amortization of goodwill of $328,637 for the six months ended June 30, 1997 related to the amortization of recognized goodwill concurrent with the acquisition of BMT in October 1996. The Company had no goodwill or related amortization for the six months ended June 30, 1996.

      Other income (expense). Other income (expense) increased to net interest income of $195,805 for the six months ended June 30, 1997 from a net interest expense of $6,848 for the six months ended June 30, 1996. The increase is attributable to higher net average cash balances, obtained primarily from the Company's initial public offering ("IPO"), for the six months ended June 30, 1997 in comparison to the six months ended June 30, 1996.

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

      At December 31, 1996, the Company had net operating losses, for tax purposes, of approximately $4,400,000 that can be carried forward to reduce federal income taxes. However, utilization of net operating losses and any tax credit carryforwards will be subject to annual limitations due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing. Since inception, the Company has raised approximately $26.8 million in net proceeds of equity financing.

   During the six months ended June 30, 1997 net cash flows used in operating activities amounted to $54,981. During the six months ended June 30, 1996 net cash used in operating activities amounted to $840,366. The decrease in net cash flows used in operating activities in 1997 from 1996 was due to cash provided by BMT's operations and cash provided from investment income.

   The Company's primary internal source of liquidity presently consists of existing borrowings and cash generated from BMT's operations. The Company's primary external sources of liquidity are public and private debt and equity financings and bank-provided debt financing.

   As of June 30, 1997 and December 31, 1996, the Company had cash of $12,040,637 and $12,694,047, respectively. The decrease since December 31, 1996 was due to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of June 30, 1997, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

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

The Company expects its operating losses to continue until the On-Command Catheter achieves significant market acceptance as it continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.

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

      Item 3 - Default upon Senior Securities
               Not applicable.

      Item 4 - Submission of Matters to a Vote of Security Holders
               Not applicable.

      Item 5 - Other information
               Not applicable.

      Item 6 - Exhibit and Reports on Form 8-K

               (a)  Exhibit:

            EXHIBIT
            NUMBER      EXHIBIT
            -------     -------
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



                                    UROQUEST MEDICAL CORPORATION


Date: July 31, 1997                 /s/ Terry E. Spraker
                                    --------------------------------------------
                                    Terry E. Spraker, Ph.D.
                                    President and Chief Executive Officer


Date: July 31, 1997                 /s/ Jeffrey L. Kaiser
                                    --------------------------------------------
                                    Jeffrey L. Kaiser
                                    Vice President, Chief Financial Officer,
                                    Treasurer, and Secretary