Form 10-Q
period 1997-09-30
UROQUEST MEDICAL CORP
filed 1997-11-14
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                 Commission File Number
SEPTEMBER 30, 1997                                                   0-20963


                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                   59-3176454
(state or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

              173 CONSTITUTION DRIVE, MENLO PARK, CALIFORNIA 94025
               (Address of principal executive offices) (Zip Code)


                                 (650) 463-5180
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    No  x
   ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the last practicable date.



         Class                                  Outstanding at October 18, 1997
-----------------------------                   -------------------------------
Common Stock, $.001 par value                              11,906,507

                                      INDEX



PART I - FINANCIAL INFORMATION

        Item 1 - Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

                 Condensed Consolidated Balance Sheets as of September 30, 1997 (unaudited) and December 31, 1996

                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 (unaudited) and September 30, 1996 (unaudited)

                 Notes to Condensed Consolidated Financial Statements
                 (unaudited)


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II - OTHER INFORMATION

        Item 1 - Legal Proceedings
        Item 2 - Changes in Securities and Use of Proceeds
        Item 3 - Defaults upon Senior Securities
        Item 4 - Submission of Matters to a Vote of Security Holders
        Item 5 - Other Information
        Item 6 - Exhibits and Reports on Form 8-K

Signatures

                          UROQUEST MEDICAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Three months ended September 30,               Nine months ended September 30,
                                          ---------------------------------             ---------------------------------
                                              1997                  1996                    1997                  1996
                                          ------------           ----------             ------------           ----------
                                                                  (Note 1)                                      (Note 1)
Net sales ..........................      $  4,287,298           $         --           $ 11,947,676           $         --


Cost of sales ......................         2,515,033                     --              6,577,120                     --
                                          ------------             ----------           ------------             ----------
  Gross profit .....................         1,772,265                     --              5,370,556                     --
                                          ------------             ----------           ------------             ----------

Operating expenses:
  Research and development .........           680,025                244,977              1,975,321                784,160
  General and administrative .......         1,147,471                107,931              2,864,533                332,947
  Sales and marketing ..............           613,495                     --              1,413,297                 45,787
  Severance costs ..................                --                     --              1,600,000                     --
  Amortization of goodwill .........           157,359                     --                485,996                     --
                                          ------------             ----------           ------------             ----------
    Total operating expenses .......         2,598,350                352,908              8,339,147              1,162,894
                                          ------------             ----------           ------------             ----------

Operating loss .....................          (826,085)              (352,908)            (2,968,591)            (1,162,894)

Other income (expense):
  Interest expense .................           (43,816)               (13,136)              (142,224)               (36,536)
  Interest income ..................           157,763                  1,171                451,976                 17,723
                                          ------------             ----------           ------------             ----------
                                               113,947                (11,965)               309,752                (18,813)

Loss before income taxes ...........          (712,138)              (364,873)            (2,658,839)            (1,181,707)

Provision for income taxes .........            40,000                     --                122,000                     --
                                          ------------             ----------           ------------             ----------

     Net loss ......................      $   (752,138)          $   (364,873)          $ (2,780,839)          $ (1,181,707)
                                          ============           ============           ============           ============


Net loss per share:
Historical .........................      $      (0.06)          $      (0.08)          $      (0.23)          $      (0.25)
                                          ============           ============           ============           ============
Pro forma ..........................                             $      (0.06)                                 $      (0.20)
                                                                 ============                                  ============

Weighted average shares used
in computing net loss per share:
Historical .........................        11,879,566              4,793,160             11,856,385              4,782,472
                                          ============           ============           ============           ============
Pro forma ..........................                                6,045,832                                     6,035,144
                                                                 ============                                  ============


See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                          ASSETS                                        September 30,          December 31,
                                                                           1997                    1996
                                                                        (Unaudited)              (Note 1)
                                                                        ------------           ------------
Current assets:
  Cash and cash equivalents ..................................          $ 11,241,157           $ 12,694,047
  Accounts receivable, net of allowance for doubtful accounts              3,088,725              2,161,849
  Inventories ................................................             2,906,257              2,622,812
  Prepaid expenses and other current assets ..................               194,187                226,040
  Income tax receivable ......................................                77,849                145,808
  Deferred income taxes ......................................               129,000                124,000
                                                                        ------------           ------------
    Total current assets .....................................            17,637,175             17,974,556
                                                                        ------------           ------------

Property and equipment, net ..................................             4,547,685              4,542,950

Intangibles, at cost, less accumulated amortization ..........            11,928,164             12,522,011
                                                                        ------------           ------------
    Total assets .............................................          $ 34,113,024           $ 35,039,517
                                                                        ============           ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable under line of credit .........................          $          -           $    150,000
  Current portion of long-term debt ..........................               473,000                442,364
  Accounts payable ...........................................               686,208                562,442
  Accrued compensation .......................................               205,346                146,460
  Accrued selling and distribution expenses ..................                50,000                137,500
  Accrued severance costs ....................................               762,601                      -
  Other accrued expenses .....................................             1,199,992                544,500
                                                                        ------------           ------------
    Total current liabilities ................................             3,377,147              1,983,266
                                                                        ------------           ------------

Long-term liabilities:
  Long-term debt, net of current portion .....................             1,426,526              1,787,437
  Deferred income taxes ......................................               833,000                782,500
                                                                        ------------           ------------
    Total long-term liabilities ..............................             2,259,526              2,569,937
                                                                        ------------           ------------

Shareholders' equity:
  Common stock, $.001 par value; 31,000,000 shares authorized;
     11,906,507 and 11,844,602 shares issued and outstanding
     as of September 30, 1997 and December 31, 1996,
     respectively ............................................                11,907                 11,845
  Additional paid-in capital .................................            36,960,158             36,203,483
  Deferred compensation ......................................               (48,567)               (62,706)
  Accumulated deficit ........................................            (8,447,147)            (5,666,308)
                                                                        ------------           ------------
    Total stockholders' equity ...............................            28,476,351             30,486,314
                                                                        ------------           ------------

    Total liabilities and stockholders' equity ...............          $ 34,113,024           $ 35,039,517
                                                                        ============           ============


See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Nine months ended September 30,
                                                                             -----------------------------------
                                                                                  1997                   1996
                                                                             ------------           ------------
Cash flows from operating activities:
  Net loss ........................................................          $ (2,780,839)          $ (1,181,707)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization ...................................             1,114,603                140,140
  Severance expense related to accelerated vesting of stock options               712,983                      -
  Changes in operating assets and liabilities:
      Accounts receivable .........................................              (926,876)                     -
      Inventories .................................................              (283,445)                (2,072)
      Prepaid expenses and other current assets ...................                31,853               (493,480)
      Accounts payable ............................................               123,766                326,293
      Accrued severance costs .....................................               762,601                      -
      Accrued expenses ............................................               626,878                 65,617
      Deferred income taxes .......................................                45,500                      -
      Income taxes ................................................                67,959                      -
                                                                             ------------           ------------
             Net cash used in operating activities ................              (505,017)            (1,145,209)
                                                                             ------------           ------------

Cash flows from investing activities:
      Purchases of property and equipment, net ....................              (510,931)               (64,238)
                                                                             ------------           ------------
             Net cash used in investing activities ................              (510,931)               (64,238)
                                                                             ------------           ------------

Cash flows from financing activities:
      Proceeds from issuance of common stock ......................                43,333                 37,954
      Proceeds from issuance of notes payable and long-term debt ..                     -                550,000
      Repayment of notes payable and long-term debt ...............              (480,275)               (50,000)
                                                                             ------------           ------------
               Net cash (used in) provided by financing activities               (436,942)               537,954
                                                                             ------------           ------------

Net decrease in cash and cash equivalents .........................            (1,452,890)              (671,493)

Cash and cash equivalents at beginning of period ..................            12,694,047              1,113,594
                                                                             ------------           ------------

Cash and cash equivalents at end of period ........................          $ 11,241,157           $    442,101
                                                                             ============           ============

Supplemental disclosures of cash flow information:
      Cash paid for interest ......................................          $    142,224           $     11,700
      Cash paid for income taxes ..................................                80,000                      -



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

            The condensed consolidated financial statements include the assets and liabilities of UroQuest (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, and the results of operations and cash flows for the three months and the nine months ending September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1996 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

            The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K (File No. 0-20963) filed with the Securities and Exchange Commission.

            Certain reclassifications were made to the 1996 condensed consolidated financial statements to conform with the 1997 presentation.

NOTE 2 - NET LOSS PER SHARE

            Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the Company's initial public offering at prices below the assumed public offering price have been included in the calculation as if they were outstanding for all periods presented through September 30, 1996 (using the treasury stock method for stock options and warrants).

            Pro forma net loss per share for the three and nine month periods ended September 30, 1996 has been computed as described above, and also gives retroactive effect from the date of issuance to the conversion of preferred stock, which automatically converted to common stock upon closing of the Company's initial public offering.

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

NOTE 3 - INVENTORIES

            Inventories at September 30, 1997 and December 31, 1996 consist of the following:


                                          September 30,        December 31,
                                              1997                1996
                                          -------------        ------------
       Finished goods ...........          $  707,487          $  748,268
       Work-in-process ..........           1,195,310           1,100,104
       Raw materials and supplies           1,003,460             774,440
                                           ----------          ----------
                                            2,906,257           2,622,812
                                           ==========          ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion of the financial condition and results of operations of UroQuest Medical Corporation (the "Company") should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included herein. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results of operations could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including those set forth below and under "Factors Affecting Operating Results".

OVERVIEW

            Since its inception in April 1992, the Company has devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command Catheter, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command Catheter is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternative, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

            The Company has experienced substantial losses since inception and, as of September 1997, had an accumulated deficit of $8.4 million. In October 1996, the Company raised approximately $17.8 million through the initial public offering of its Common Stock.

ACQUISITION OF BMT

            On October 30, 1996, the Company acquired Bivona Medical Technologies, Inc. ("BMT"), pursuant to which BMT became a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. The acquisition of BMT constitutes the Company's first acquisition of another business. BMT's operations are significantly different in many respects from the Company's current operations, and the acquisition may result in a number of unforeseen difficulties and problems that could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

            Net sales and costs of sales. Sales of $4,287,298 for the three months ended September 30, 1997 related to BMT sales of proprietary airway management products and other medical device products to OEM customers. Costs of sales of $2,515,033 related to the BMT sales. The gross margin percentage of 41.3% for the three months ended September 30, 1997 was lower than expected primarily due to a greater percentage of lower margin OEM product sales compared to higher margin proprietary product sales, scale-up and validation costs related to other OEM product lines and increased training costs. The Company had no sales and no costs of sales for the three months ended September 30, 1996.

            Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended September 30, 1997 research and development expenses increased to $680,025 from $244,977 for the three months ended September 30, 1996. Included in the 1997 expenses were research and development expenses related to BMT totaling $378,402. The remaining increase was attributable primarily to increased personnel costs, clinical study costs and other research and development expenditures primarily related to the On-Command Catheter.

            General and administrative. General and administrative expenses increased to $1,147,471 for the quarter ended September 30, 1997 from $107,931 for the quarter ended September 30, 1996. Included in the 1997 expenses were general and administrative expenses related to BMT totaling $680,201. The remaining increase was attributable primarily to additional personnel costs, public company expenses and office relocation expenses.

            Sales and marketing. Sales and marketing expenses increased to $613,495 for the three months ended September 30, 1997 from $ -0- for the three months ended September 30, 1996. This increase was primarily attributable to the inclusion of sales and marketing expenses related to BMT totaling $437,177. The remainder of the increase was attributable primarily to marketing and international selling efforts.

            In September 1997, the Company terminated its relationship with B. Braun Biotrol. Previously, UroQuest had signed a Letter of Intent with B. Braun Biotrol that included, among other items, a possible five year distribution agreement for numerous European countries. B. Braun Biotrol also had responsibilities for initiating a Male On-Command Catheter clinical trial in France, which trial never commenced. The Company is currently pursuing other distribution alternatives.

            Amortization of goodwill. Amortization of goodwill of $157,359 for the three months ended September 30, 1997 related to the amortization of goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated 20 year life. The Company had no goodwill or related amortization for the three months ended September 30, 1996.

            Other income (expense). Other income (expense) increased to net interest income of $113,947 for the three months ended September 30, 1997 from a net interest expense of $11,965 for the three months ended September 30, 1996. The increase is attributable to higher net average cash balances, due primarily to the receipt of proceeds from the Company's initial public offering (IPO), for the three months ended September 30, 1997 in comparison to the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996:

            Net sales and costs of sales. Sales of $11,947,676 for the nine months ended September 30, 1997 related to BMT sales of proprietary airway management products and other medical device products to OEM customers. Costs of sales of $6,577,120 related to the BMT sales. The Company had no sales and no costs of sales for the nine months ended September 30, 1996.

            Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the nine months ended September 30, 1997 research and development expenses increased to $1,975,321 from $784,160 for the nine months ended September 30, 1996. Included in the 1997 expenses were research and development expenses related to BMT totaling $1,044,325. The remaining increase was attributable primarily to increased personnel costs, clinical study costs and other research and development expenditures primarily related to the On-Command Catheter.

            General and administrative. General and administrative expenses increased to $2,864,533 for the nine months ended September 30, 1997 from $332,947 for the nine months ended September 30, 1996. Included in the 1997 expenses were general and administrative expenses related to BMT totaling $1,818,094. The remaining increase was attributable primarily to additional personnel costs, public company expenses and office relocation expenses.

            Sales and marketing. Sales and marketing expenses increased to $1,413,297 for the nine months ended September 30, 1997 from $45,787 for the nine months ended September 30, 1996. This increase was primarily attributable to the inclusion of sales and marketing expenses related to BMT totaling $1,215,814.

            In September 1997, the Company terminated its relationship with B. Braun Biotrol. Previously, UroQuest had signed a Letter of Intent with B. Braun Biotrol that included, among other items, a possible five year distribution agreement for numerous European countries. B. Braun Biotrol also had responsibilities for initiating a Male On-Command Catheter clinical trial in France, which trial never commenced. The Company is currently pursuing other distribution alternatives.

            Severance costs. Severance costs amounted to $1,600,000 for the nine months ended September 30, 1997. No severance costs were incurred for the nine months ended September 30, 1996. The severance costs related to the employment termination of certain members of senior management in May 1997. Of this amount, approximately $713,000 is related to non-cash compensation expense due to the acceleration of vesting periods for stock options.

            Amortization of goodwill. Amortization of goodwill of $485,996 for the nine months ended September 30, 1997 related to the amortization of goodwill recognized as a result of the acquisition of BMT in October 1996. The Company had no goodwill or related amortization for the nine months ended September 30, 1996.

            Other income (expense). Other income (expense) increased to net interest income of $309,752 for the nine months ended September 30, 1997 from a net interest expense of $18,813 for the nine months ended September 30, 1996. The increase is attributable to higher net average cash balances, due primarily to the receipt of proceeds from the Company's initial public offering ("IPO"), for the nine months ended September 30, 1997 in comparison to the nine months ended September 30, 1996.

INCOME TAXES

            The Company has not generated any federal taxable income to date and, therefore, has not paid any federal income taxes since its inception. The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly, valuation allowances, in amounts equal to certain net deferred tax assets, have been established in each period to reflect these uncertainties.

            The Company incurs income tax liability in certain states. The income tax provision reflects primarily a tax liability for income that cannot be offset by losses that occur in other tax jurisdictions.

            At December 31, 1996, the Company had net operating losses, for tax purposes, of approximately $4,400,000 that can be carried forward to reduce future federal income taxes. However, utilization of net operating losses and any tax credit carryforwards will be subject to annual limitations due to the ownership change limitations of the Internal Revenue Code of 1986, as amended, and similar state provisions.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its operations primarily through the public and private sales of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing. Since inception, the Company has raised approximately $27 million in net proceeds of equity financing.

            During the nine months ended September 30, 1997 net cash flows used in operating activities amounted to $505,017. During the nine months ended September 30, 1996 net cash used in operating activities amounted to $1,145,209. The decrease in net cash flows used in operating activities in 1997 from 1996 was due to cash provided by BMT's operations and cash provided from investment income.

            The Company's primary internal sources of liquidity presently consist of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are private debt, equity financings and bank-provided debt financing.

            As of September 30, 1997 and December 31, 1996, the Company had cash of $11,241,157 and $12,694,047, respectively. The decrease since December 31, 1996 was due to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of September 30, 1997, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

            The Company's capital requirements depend on numerous factors, including the extent to which the On-Command Catheter and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes that the net proceeds from its IPO, together with existing borrowings and cash anticipated to be generated from BMT's operations, will provide adequate funding for its currently anticipated capital requirements through calendar 1998, there can be no assurance that the Company will not require additional funding within this time frame or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

            The Company expects its operating losses to continue until the On-Command Catheter achieves significant market acceptance, as the Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.

FACTORS AFFECTING OPERATING RESULTS

            This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated by such forward-looking statements as a result of certain factors including those set forth in the following risk factors and elsewhere in this quarterly report on Form 10-Q.

LACK OF REGULATORY APPROVAL AND LIMITED CLINICAL DATA

            The Company's principal product, the On-Command Catheter, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained. The Male On-Command Catheter is currently in a controlled, randomized clinical study in the United States with respect to single use insertions up to 30 days. During the past several months, the Company has expanded the number of sites participating in the clinical study, hired additional clinical and site-monitoring personnel and increased the training and clinical product availability at these clinical sites in order to obtain product performance feedback necessary to direct current and future product designs and to assist in the completion of the clinical study necessary to support a PMA submission. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA. A feasibility study of the Female On-Command Catheter is nearing completion. The results of this study will be used to prepare an IDE ("Investigational Device Exemption") submission for a controlled, randomized clinical study of this device. There can be no assurance that the FDA will approve such a submission. If either the Male or Female On-Command Catheter does not prove to be safe and effective in clinical testing to the satisfaction of the FDA, the Company will not be able to market or commercialize these On-Command Catheters in the United States. Furthermore, approval for single use insertions of the On-Command Catheter, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command Catheter will prove to be safe and effective in the United States, or that FDA approval will be obtained on a timely basis, if at all. In addition, the clinical studies may identify technical, manufacturing, design or other factors that could delay completion of such testing, as has been experienced in early clinical trials of the Male On-Command Catheter. If the On-Command Catheter does not prove to be safe and effective in clinical testing or if the Company is otherwise unable to obtain necessary regulatory approval, the Company's business, financial condition and results of operations will be materially adversely affected.

DEPENDENCE UPON THE ON-COMMAND CATHETER

            The Company expects to derive a substantial majority of its future revenues from sales of the On-Command Catheter. Although the operations of BMT are expected to be the sole source of revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command Catheter in the United States and abroad. Although the Company markets a line of proprietary medical device products through BMT, there can be no assurance that such products will receive continued market acceptance or generate significant sales. Furthermore, even though the Company is in the process of developing new products in addition to the On-Command Catheter, there can be no assurance that such development efforts will be successful or that any resulting products will achieve market commercialization. The product life cycle of the On-Command Catheter is difficult to estimate, particularly in light of current and future technological developments, competition and other factors. The failure of the Company to successfully commercialize the On-Command Catheter or to realize significant revenues therefrom would have a material adverse effect on the business, financial condition and results of operations of the Company.

UNCERTAINTY OF MARKET ACCEPTANCE

            The On-Command Catheter represents a new management modality for urinary dysfunction, and there can be no assurance that the On-Command Catheter will gain any significant degree of market acceptance among physicians, health care payors or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. The Company believes that recommendations of the On-Command Catheter by physicians will be essential for market acceptance of the On-Command Catheter, and there can be no assurance that any such recommendations will be obtained. Broad use of the On-Command Catheter will require the training of numerous physicians, and time required to complete such training could result in a delay or dampening of market acceptance. Moreover, health care payors' approval of reimbursement for the On-Command Catheter will be an important factor in establishing market acceptance. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other conditions. Failure of the On-Command Catheter to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES

            The Company has a limited history of operations. Since its inception in April 1992, the Company has primarily engaged in research and development of the On-Command Catheter. The Company has experienced substantial operating losses since inception and, as of September 30, 1997 had an accumulated deficit of approximately $8.4 million. The Company expects its operating losses to continue until the On-Command Catheter achieves significant market acceptance as the Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.

GOVERNMENT REGULATION

            The Company's products, including the On-Command Catheter, will be subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"). The FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance of approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

            Companies desiring to market a new medical device generally must obtain either a premarket notification clearance under Section 510(k) of the FDC Act ("510(k)") or premarket approval ("PMA") prior to the introduction of such medical device into the market. In addition, changes to a medical device that significantly affect the safety or efficacy of the device are also subject to FDA review and clearance or approval. Although generally believed to be a shorter, less costly regulatory path than a PMA, the process of obtaining a 510(k) clearance generally requires the submission of supporting data, which may include data from clinical trails of the device. The time period required to assemble and compile this data can be extensive and can extend the regulatory process for a considerable length of time. The PMA process can take several years longer from initial filing and requires the submission of extensive clinical data and supporting information.

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

            Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely for country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The Company has received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to the Male On-Command Catheter. Some countries in which the Company intends to sell devices through distributors (for example, France, Germany and Spain) either do not currently regulate medical devices such as the On-Command Catheter or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market On-Command Catheter.

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

            BMT, as a developer and manufacturer of Class I and Class II medical devices, is also subject to all of the foregoing regulatory requirements of the FDA. BMT is registered with the FDA and is a manufacturer, distributor, initial importer, repackager and relabeler of medical devices. Among its activities, BMT markets a range of proprietary and OEM products, most of which have received 510(k) clearance. BMT has made modifications to one or more of its cleared proprietary devices that BMT believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of BMT's determinations not to submit a new 510(k) notice for any of the changes made to BMT's devices. If the FDA requires BMT to submit a new 510(k) notice for any device modification, BMT may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

LACK OF MARKETING AND SALES EXPERIENCE

            To date, the Company has not sold any On-Command Catheter products. The Company is currently analyzing various sales and marketing methods it intends to use to market the On-Command Catheter in the United States, if and when necessary regulatory approvals are obtained. The Company currently employs a small number marketing and no sales employees for the On-Command Catheter. In addition, the Company intends to market the On-Command Catheter internationally through independent foreign distribution arrangements, none of which are currently in place. There can be no assurance that the Company can attract and retain its own additional qualified marketing or sales personnel, establish acceptable international arrangements or otherwise design and implement an effective marketing and sales strategy for the On-Command Catheter.

MANUFACTURING RISKS

            Through BMT, the Company has only manufactured the On-Command Catheter in limited quantities for clinical testing purposes. Although BMT has extensive experience in manufacturing custom silicone products, including urological catheters, the Company does not have experience in manufacturing the On-Command Catheter in commercial quantities. The Company may encounter difficulties, delays and significant expenses in scaling up production of the On-Command Catheter, including potential problems involving production yields, quality control, component supply and shortages of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command Catheter at a commercially reasonable price. There can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command Catheter and, in such an event, these difficulties or cost could result in a material adverse effect on the Company's business, financial conditions and results of operations.

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

            In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with certain of its employees, consultants and other parties. The Company's proprietary information agreements with employees and consultants contain standard confidentiality provisions and, in certain instances, require such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also seeks to protect its trademarks through registration. There can be no assurance, however, that registration of such marks will provide any significant protection.

INTENSE COMPETITION AND TECHNOLOGICAL ADVANCES

            Competition in the market for treatment and management of urological disorders is intense and is expected to increase. The Company believes its principal competition will come from existing incontinence management modalities, such as adult diapers and absorbents. The market for adult absorbents is currently dominated by companies such as Kimberly-Clark Corporation, Procter & Gamble Company and Johnson & Johnson Co. The Company also expects to face significant competition from other domestic and international companies that are developing similar and other products and technologies for the management of incontinence. Most of the Company's competitors and potential competitors have significantly greater financial, technical, research, manufacturing, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which may be offered by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAINTY RELATING TO THIRD-PARTY REIMBURSEMENT

            In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Products such as diapers and absorbents that are widely used for incontinence management generally do not receive third-party reimbursement and are paid for by the patient. The Company believes, based on the availability of third-party reimbursement paid for certain other medical devices, that the On-Command Catheter will generally be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available. The Company is unable to determine whether the On-Command Catheter reimbursement amount, if any, will be sufficient to cover the cost of the product. If third-party reimbursement is unavailable, consumers will have to pay for the On-Command Catheter themselves, resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command Catheter will be dependent upon decisions by the Health Care Financing Administration for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers.

            Changes in the availability of third-party reimbursement for the On-Command Catheter, for products of the company's competitors or for surgical procedures may affect the pricing of the On-Command Catheter or the relative cost to the patient. Regardless of the type of reimbursement systems, the Company believes that physician advocacy of the On-Command Catheter will be required to obtain reimbursement. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support the On-Command Catheter. Failure to obtain such reimbursement may have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

            The Company's capital requirements depend on numerous factors, including the extent to which the On-Command Catheter and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes that the net proceeds from its IPO, together with existing borrowings and cash anticipated to be generated from non-urological operations, will provide adequate funding for its currently anticipated capital requirements through calendar 1998, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive convenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INTERNATIONAL SALES RISKS

            The Company plans to sell the On-Command Catheter and other products both in the United States and in foreign markets. Any international sales are expected to be made through independent foreign distributors and involve a number of inherent risks. Consequently, there can be no assurance that the Company will be able to achieve significant sales of the On-Command Catheter or other products in any foreign market. International sales may be adversely affected by the imposition of government controls, export license and product registration requirements, political instability, trade restrictions, changes in tariffs, distributor difficulties, communications problems, fluctuations in foreign currency rates, foreign competition and other factors. Any one or more of these factors could limit the Company's international sales and have a material adverse effect on the Company's business, financial condition and results of operations.

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

ENVIRONMENTAL RISKS

            Through BMT, the Company utilizes many raw materials in the manufacturing process that are subject to various environmental laws and regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for medical device manufactures. In the event of violation of environmental laws, the Company could be held liable for damages and for the cost of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation to another location. There can be no assurance that the Company will be able to comply with the discharge levels mandated or that the costs of complying with such regulations will not require additional capital expenses. Furthermore, there can be no assurance that compliance with such regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

            The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, the market price of the Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, developments with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, it is likely that during future quarterly periods, the Company's results of operations may fluctuate significantly or may fail to meet the expectations of stock market analysts and investors and, in such event, the Company's stock price could be materially adversely affected. In the past, securities class action litigation has often been initiated following periods of volatility in the market price of a company's securities. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities and Use of Proceeds

            The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-07277), which was declared effective on October 24, 1996 (CUSIP number 917285). The information provided is for the period from October 24, 1996 through September 30, 1997.

            The total expenses incurred in connection with the issuance and distribution of the securities registered are estimated to be $2,296,650. This amount includes the actual payment of $1,407,000 for underwriting discounts and commissions; the remaining $889,650 is the estimated total for other expenses such as legal fees, accounting fees, directors and officers insurance, and printing charges. All the above amounts represent direct or indirect payments to third parties. No amounts were paid directly or indirectly for the above purposes to directors or officers of the Company, to persons owning ten percent or more of any class of equity securities of the Company, and to affiliates of the Company. The net offering proceeds to the Company after deducting the above offering expenses is $17,803,350.

            The following table indicates how the net proceeds have been used to date. All amounts in the table below represent actual payments, unless otherwise stated.


Use of Net Proceeds                  Directors/Officers(1)      Others(2)           Total
-------------------                  -------------------        -------             -----
Construction of plant, building,                  --                  --                  --
    and facilities
Purchases and installation of                     --             154,311             154,311
    machinery and equipment
Purchases of real estate                          --                  --                  --
Acquisition of other business              8,476,330           1,523,670          10,000,000
Repayment of indebtedness                    152,219             750,331             902,550
Working capital/general corporate
 purposes                                    437,706           1,381,725           1,819,431
Other purposes:
 -Clinical trials and research and
   development                                87,634             663,547             751,181
 -Sales and marketing activities              22,383              66,316              88,699
 -Severance payments                         121,748               2,668             124,416
                                          ----------          ----------          ----------
                                           9,298,020           4,542,568          13,840,588
Temporary investment:
    Cash and cash equivalents                     --           3,962,762           3,962,762
                                          ----------          ----------          ----------
                                           9,298,020           8,505,330          17,803,350
                                          ==========          ==========          ==========

(1) Direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owing ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.

(2)  Direct or indirect payments to others.

            There is no material change in the use of net proceeds as described in the prospectus, except that the Company has used approximately $1.8 million for working capital and general corporate purposes.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 EXHIBIT
                 NUMBER         EXHIBIT
                 ------         -------
                    11.1        Statement of Computation of Net Loss Per Share

                    27.1        Financial Data Schedule

         (b)     Reports on Form 8-K:

                 The Company filed a report on Form 8-K on September 8, 1997 regarding a change in accountants.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              UROQUEST MEDICAL CORPORATION


Date: November 12, 1997                       /s/ TERRY E. SPRAKER
                                              ---------------------------------
                                              Terry E. Spraker, Ph.D.
                                              President and Chief Executive
                                              Officer


Date: November 12, 1997                       /s/ JEFFREY L. KAISER
                                              ---------------------------------
                                              Jeffrey L. Kaiser
                                              Vice President, Chief Financial
                                              Officer, Treasurer and Secretary
                                              (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number              Description
-----               -----------
11.1           Statement of Computation of Net Loss Per Share

27.1           Financial Data Schedule