Form 10-K405
period 1997-12-31
UROQUEST MEDICAL CORP
filed 1998-03-31
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)

        /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

        / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER: 0-20963

                          UROQUEST MEDICAL CORPORATION
             (Exact name of registrant as specified in its charter)


                 Delaware                                  59-3176454
        (State or other jurisdiction                     (IRS Employer
     of incorporation or organization)               Identification Number)

                  173 Constitution Drive, Menlo Park, CA 94025
               (Address of principal executive offices) (Zip Code)

                                 (650) 463-5180
              (Registrant's telephone number, including area code)

                                   -----------

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

          Yes    X   No
    -----      -----

          Indicate by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any
    amendment to this Form 10-K.    X
                                  -----

          As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $27,068,500 on the closing sale price as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of Common Stock outstanding on March 20, 1998 was 11,962,500.

                         DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Report on Form 10-K incorporates information by reference from the Registrant's Proxy statement for its 1998 Annual Meeting of Stockholders.

                          UROQUEST MEDICAL CORPORATION

                                     PART I


Item 1. BUSINESS

   The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties and include statements regarding the Company's product developments, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 1. "Business" and see Item 7. "Management's Discussion and Analysis of Financial Condition" and "Results of Operations."

   UroQuest Medical Corporation ("the Company") was formed to design, develop and market advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command product, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command product is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

   Clinical trials of the Male On-Command product are being conducted at five sites in the United States under an Investigational Device Exemption ("IDE") application approved by the United States Food and Drug Administration (the "FDA"). The results to date, while promising, are preliminary and additional clinical testing is required before any definitive conclusions can be reached concerning the general use of the On-Command product. The Company is conducting a controlled, randomized clinical study. The study protocol includes the evaluation of a single device insertion for a period of up to 30 days regarding an acute indication. The Company expects to complete the study during the third quarter of 1998.

   Since early 1997, the Company has assumed that a PMA would be required for the acute indication of the device. This was the result of a policy promulgated by the FDA at that time which maintained that certain intraurethral devices, including UroQuest's On-Command products, regardless of indication, would be regulated under the PMA process. Previously, the Company had been assuming a 510(k) regulatory path. Based on recent communication with the FDA, acute indications of the Company's Male and Female On-Command urinary outflow management products may again be reviewable under 510(k) regulations. The Company is continuing to communicate with the FDA to clarify the proper regulatory pathway for acute indications of the On-Command products. It is the Company's understanding that chronic indications for the Company's On-Command products will continue to be regulated under the PMA process.

   In addition to the acute study currently underway, UroQuest is preparing to submit an IDE to begin a multi-center trial in support of a PMA application for a chronic indication for the Male On-Command product.

   An IDE application for the Female On-Command product was approved in March 1996 and the Company is completing a non-randomized feasibility study at two investigational sites prior to initiating a controlled, randomized study.

   UroQuest was founded as a Florida Corporation in 1992 and reincorporated in Delaware in October of 1996.

UroQuest's principal offices are located at 173 Constitution Drive, Menlo Park, CA. The Company's telephone number is (650) 463-5180.

   In October 1996, the Company acquired BMT, Inc., an Indiana corporation, and its wholly owned subsidiary, Bivona, Inc., an Indiana corporation (collectively, "BMT"). BMT designs, develops, manufactures and markets a line of proprietary silicone medical device products used to manage airway problems, as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. The acquisition was effected through a merger of BMT with and into an acquisition subsidiary of the Company pursuant to which shareholders of BMT received, in the aggregate, a combination of $10 million cash and 2,500,000 newly issued shares of the Company's Common Stock. The acquisition has enabled the Company to control its own production source while providing necessary capacity and flexibility in the manufacturing process. The acquisition has also expanded the Company's limited product line and experience which previously focused primarily on the On-Command product. The product development and production expertise of BMT is also being utilized by the Company to develop additional On-Command products and other new devices related to the management and diagnosis of urological disorders.

UROLOGY PRODUCTS

   The On-Command product is an intraurethral catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command product is designed to enable persons with either incontinence (the inability to control one's urinary function, leading to frequent involuntary urine leakage from the bladder) or retention (the inability to voluntarily and spontaneously empty one's bladder) to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

   Unlike most of the widely used incontinence management products, which are designed to capture urine flow in an external container or absorbent medium, the On-Command product enables the incontinent person to remain dry without interfering with normal lifestyle activities and without the associated medical and psychological problems. Furthermore, unlike most of the widely used products for the management of retention, which result in severe lifestyle restrictions, the On-Command product allows the patient with retention to empty the bladder conveniently and without the potential complications associated with the use of an external collection bag or the need for intermittent catheterization ("IC").

   The principal features of the On-Command product include:

   - Patient Control. The On-Command product enables persons with either incontinence or retention to maintain control of their urinary outflow. The On-Command product prevents urine from leaving the urinary tract until the incontinent person chooses to void, enabling such a person to remain dry. The On-Command product allows the patient with retention to void when desired and without the need for IC.

   - Non-Surgical Application. The On-Command product is designed to be a relatively low-risk, non-surgical management application for urinary outflow problems when compared to surgery or permanently implanted devices. This is particularly important due to the uncertainty and complications of invasive treatments, or when the longevity of the patient is in question.

   - Ease of Use. The operation of the On-Command product is simple and efficient for the patient. The physician is trained to understand how to size and insert the catheter which shares several common design features with other commonly used indwelling catheters, such as the Foley catheter.

   - Convenience and Enhanced Lifestyle. The proprietary intraurethral design of the On-Command product eliminates the need for external collection bags and absorbents that can restrict mobility and compromise lifestyle. Periodic replacement is also convenient when compared to products like diapers, intermittent catheters and urethral plugs which must be changed or replaced multiple times per day.

   - Lower Incidence of Complications. The On-Command product, because of its intraurethral design, is believed to result in fewer complications than other products designed for the treatment or management of urinary outflow problems. Incontinent persons are more likely to stay dry, reducing the risks of rashes, skin irritations, urethral strictures and other complications.

   - Reduced Infection Rate. Preliminarily, male patients with either incontinence or retention have been shown in the Company's clinical trials to have lower symptomatic Urinary Tract Infection ("UTI") rates while using the Male On-Command product, when compared with infection rates generally associated with the use of Foley catheters.

   - Cost Effectiveness. The Company believes that less frequent replacement of the On-Command product should provide a competitive cost advantage over products that are changed daily or multiple times per day. In addition, the Company anticipates that the overall treatment cost using the On-Command product will be lower due to a reduced incidence of complications and side effects.

   Urinary outflow dysfunction can result from a wide range of diseases, surgical complications or other factors affecting anatomic structures, autonomic reflexes or neurologic function. As a result, it is difficult for a single treatment or management alternative to effectively address every specific condition. There are certain specific patients who would not be able to benefit from the clinical and lifestyle advantages of the On-Command product. First, patients who have limited motor function or dementia may not be able to effectively activate the magnetic valve. Second, the anatomy of patients who have low bladder capacity or bladder instability may not be able to accommodate an intraurethral device such as the On-Command product. Finally, patients with other physical limitations such as excessive obesity or retracted penis may not be able to use the On-Command product.

   Male On-Command product

   The Male On-Command product consists of two separable units, the intraurethral catheter portion and the detachable inflator section. When the two units are connected, prior to use, the device closely resembles a Foley catheter. The device is inserted non-surgically through the urethra in a five-minute procedure. Two balloons are inflated, one in the bladder to seal the bladder neck and one in the urethra on the downstream side of the prostate gland to anchor the device. The inflator portion is then detached and discarded. Following proper sizing, the device should reside completely inside the urethra with no exposed components, thereby reducing the risk of infection. The device is designed to remain in place for up to 30 days.

   The proprietary magnetic control valve is located at the outlet end of the catheter section. This valve can be opened by simply placing a matchbook sized magnet externally along the underside of the penis, allowing the urine to flow. Removing the magnet closes the valve, shutting off the flow of urine and keeping the patient dry. Both insertion and removal procedures are non-surgical, take only a few minutes and can be accomplished by medical staff or other caregivers. The Company offers a range of sizes, and uses a proprietary sizing catheter to ensure appropriate fit. The sizing catheter is easy for physicians to use and promotes a comfortable and customized fit in a variety of anatomies.

   Female On-Command product

   The Female On-Command product also employs a catheter with a detachable inflator section and a magnetically activated valve. The device is shorter than the Male On-Command product and substitutes the urethral anchoring balloon with a small rounded external cap which anchors the device in place beneath the labial folds of the vagina. The device is designed to remain in place for up to 30 days making it more convenient than many other products requiring multiple changes per day. Because the external anchoring cap extends past the urethral opening, symptomatic UTI rates in the Female On-Command product are expected to be higher than the Male On-Command product which resides entirely inside the urethra. The procedures for insertion, voiding and removal are similar to those for the male device.

CLINICAL TRIALS

   The Company designed a controlled, randomized study of the Male-On-Command product and filed an IDE application that was approved in July 1995. The controlled, randomized study was initially started in September 1995 and then stopped in order to diagnose and correct a component assembly problem causing migration of the device away from the bladder. The Company initiated two non-randomized pilot studies to evaluate several assembly and manufacturing procedures designed to correct the problem and incorporate other improvements, including a modified magnetic valve and a new sizing catheter and procedure to enhance the patient fit of the device. The Company completed the pilot studies prior to recommencing the controlled, randomized study in December 1996.

   The purpose of the randomized study is to demonstrate the safety and efficacy of the Male On-Command product when compared to a Foley catheter in managing urinary outflow dysfunction. The study protocol includes the evaluation of a single device insertion for a period of up to 30 days regarding an acute indication. The duration of the study is approximately seven weeks per patient, including enrollment and both pre-insertion and post-insertion examinations. Study endpoints include comparison of symptomatic UTI rates, physical changes to the bladder and urethra and patient assessment of quality of life between study groups. The Company currently anticipates completing the study during the third quarter of 1998. There can be no assurance that the study will be completed by that date.

   Since early 1997, the Company has assumed that a PMA would be required for the acute indication of the device. This was the result of a policy promulgated by the FDA at that time which maintained that certain intraurethral devices, including UroQuest's On-Command products, regardless of indication, would be regulated under the PMA process. Previously, the Company had been assuming a 510(k) regulatory path. Based on recent communication with the FDA, acute indications of the Company's Male and Female On-Command urinary outflow management products may again be reviewable under 510(k) regulations. The Company is continuing to communicate with the FDA to clarify the proper regulatory pathway for acute indications of the On-Command products. It is the Company's understanding that chronic indications for the Company's On-Command products will continue to be regulated under the PMA process.

   In addition to the acute study currently underway, UroQuest is preparing to submit an IDE to begin a multi-center trial in support of a PMA application for a chronic indication for the Male On-Command product. The Company intends to submit the chronic study IDE during the second quarter of 1998 and anticipates beginning this trial during the third quarter of 1998. As a result of discussions with the FDA regarding the design of this study, the Company intends to consider patients who have participated in the acute study for enrollment in the chronic study.

   An IDE for the Female On-Command product was approved in March 1996 by the FDA. As part of the approved IDE, the Company is completing a non-randomized feasibility study to test protocols and procedures. The Company is in discussions with the FDA regarding the design of further Female On-Command studies to seek indications for acute and chronic applications. The Company is currently preparing an IDE application for an acute study and anticipates beginning a multi-center Female On-Command study during the third quarter of 1998. There can be no assurance that such a study will be approved by the FDA or that it will begin in a timely manner.

MARKETING AND SALES OF THE ON-COMMAND(R) PRODUCT

   The Company's current plan is to market the On-Command product directly in the United States to physicians and their patients. Marketing plans for institutions (nursing home and hospital care) are not yet finalized. Internationally, the Company is in the process of establishing a distribution network. The Company's marketing strategy is designed to create awareness and promote the On-Command product as the preferred alternative for the management of lower urinary tract problems in men and women. The Company's initial marketing efforts will be directed toward urologists, uro-gynecologists and other physicians whose patients are seeking relief from urinary outflow problems.

   The On-Command product represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command product will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command product to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

   Domestic Sales

   The Company intends to implement its sales strategy through sales specialists who will educate and train physicians and patients. These specialists may include field-based paraprofessionals, nurse practitioners and professional sales representatives with experience demonstrating medical products and procedures. Initially, the Company will target the sunbelt region of the United States where there is a greater percentage of older persons in whom the incidence of urinary dysfunction is higher. The Company then intends to expand its sales efforts into other areas of the country. There can be no assurance that such sales effort expansion will occur.

   Based on market research commissioned by the Company, the Company believes its initial target market includes men who have incontinence or retention whose condition does not preclude them from using a medical device and who meet certain additional criteria including age, manual dexterity and dissatisfaction with their current management modality. This research also indicates that 600,000 to 900,000 men are currently using a catheter-type device to manage urinary outflow problems. The Company believes that patients currently using these devices will be the first to recognize the benefits of the On-Command product. These male patients are accustomed to catheters, see their physician on a regular basis, and are believed to be the most receptive to alternative management methods. Patients using absorbents who are dissatisfied with the wetness, odor, discomfort and embarrassment associated with diapers are also primary targets.

   Initially, the Company expects to target women who are post-surgical patients with an acute urinary management need. Subsequently, the Company expects to target women with moderate to severe stress incontinence who require some form of continuous management. Based on published research, the Company estimates that between 2.6 million and 3.4 million women in the United States suffer from moderate and severe incontinence.

   To date, the Company has not sold any On-Command products and employs only a small marketing staff. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel or otherwise design and implement an effective marketing and sales strategy for the On-Command product. The failure to establish and maintain effective marketing, sales and distribution channels for the Company's products, or to attract and retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

   International Sales

   International marketing efforts are initially being directed at Europe and selected other territories. International sales of the On-Command product are expected to begin in Europe during the second half of 1998 through independent foreign distributors. Discussions are currently underway with a number of potential distributors in Europe, Japan and other countries. The Company has received the right to affix the CE mark for the male and female On-Command products. There can be no assurance that the Company will be successful in initiating the launch of its products during this period or be able to maintain effective marketing, sales and distribution channels internationally.

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

THIRD-PARTY REIMBURSEMENT

   In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Certain patient-administered products such as diapers and absorbents that are widely used for incontinence management generally do not receive third-party reimbursement and are paid for by the patient.

   The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On-Command product will likely be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available. Currently, the Company is unable to determine whether the On-Command product reimbursement amount, if available, will be sufficient to cover the cost of the product. The Company currently estimates the price of the Male On-Command product will be in excess of $100 per month, based on the use of one device per month, although the exact pricing of the Male On-Command product has not yet been set. The pricing for the Female On-Command product has not yet been determined by the Company. Current medical reimbursement amounts for existing catheters (Foleys, etc.) are often significantly less than $100. The Company's long-term strategy is to obtain separate reimbursement codes for the male and female products and analyze the cost effectiveness of the On-Command product compared to other device, absorbent and treatment modalities. There can be no assurance that the Company will receive such separate codes or successfully perform such analyses.

   If third-party reimbursement is unavailable consumers will have to pay for the On-Command product themselves resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command product will be dependent upon decisions by the Health Care Financing Administration (and its associates) ("HCFA") for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers who base their reimbursement decisions in part on HCFA's policies and their own independent analysis of the cost of effectiveness of such procedures.

   Changes in the availability of third-party reimbursement for the On-Command product, for products of the Company's competitors or for surgical procedures may affect the pricing of the On-Command product or the relative cost to the patient. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the On-Command product will be required to obtain reimbursement. There can be no assurance that such physician advocacy will be obtained or that reimbursement for the On-Command product will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support the On-Command product. The foregoing discussion regarding third-party reimbursement for the On-Command product is generally applicable to BMT's proprietary line of airway management products as well. Failure to obtain third-party reimbursement for any of the Company's products may have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

   The Company's products, including the On-Command product, will be subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in the various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

   The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements, MDR requirements, and other applicable regulations. The FDA has proposed changes to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Changes in existing requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operation. There can be no assurance that the Company will not incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operation.

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

   Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA has classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls deemed necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, premarket notification and adherence to GMPs. Class II devices are generally those whose safety and efficacy can reasonably be ensured through the use of general and special controls, such as performance standards. post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new devices introduced after May 28, 1976 that are not "substantially equivalent" to legally marketed products. Manufacturers must also comply with Medical Device Regulations ("MDR") requirements that a firm reports to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

   Before a new device can be introduced into the market in the United States, the manufacturer or distributor generally must obtain FDA marketing clearance or approval through either a 5l0(k) premarket notification or a PMA application. If a manufacturer or distributor of medical products can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a pre-amendment Class III medical device for which the FDA has not required a PMA, the manufacturer or distributor may seek FDA marketing clearance for the device by submitting a 510(k) notification. The FDA recently has been requiring more vigorous demonstration of substantial equivalence than in the past, including in some cases requiring submission of clinical data. The 510(k) notification and the claim of substantial equivalence may have to be supported by various types of information indicating that the device is as safe and effective for its intended use as a legally marketed predicate device.

   Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution until an order is issued by the FDA. It generally takes four to 12 months from the date of submission to obtain 5l0(k) premarket clearance, but it may take longer. The FDA may agree with the manufacturer or distributor that the proposed device is "substantially equivalent" to another legally marketed device, and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent, or may require further information, such as additional clinical data, before a substantial equivalence determination can be made. Such a determination or request for additional information could prevent or delay the market introduction of a new product. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 5l0(k) submissions.

   If a manufacturer or distributor cannot establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed medical device, the manufacturer or distributor will have to seek a PMA for the device. A PMA must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of preclinical testing, clinical trials and extensive manufacturing information. The PMA process can be expensive, uncertain and lengthy. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If sufficiently complete, the application is declared fileable by the FDA and the FDA will begin an in-depth review of the PMA. The FDA review of a PMA application generally takes one to three years from the date the PMA is accepted for filing, but may take significantly longer. A number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Modifications to a device that is the subject of an approved PMA, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMAs. Supplements to a PMA often require the submission of the same type of information required for an initial PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA.

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

   The Company designed a controlled, randomized study of the Male-On-Command product and filed an IDE application that was approved in July 1995. The controlled, randomized study was initially started in September 1995 and then stopped in order to diagnose and correct a component assembly problem causing migration of the device away from the bladder. The Company initiated two non-randomized pilot studies to evaluate several assembly and manufacturing procedures designed to correct the problem and incorporate other improvements, including a modified magnetic valve and a new sizing catheter and procedure to enhance the patient fit of the device. The Company completed the pilot studies prior to recommencing the controlled, randomized study in December 1996.

   The purpose of the randomized study is to demonstrate the safety and efficacy of the Male On-Command product when compared to a Foley catheter in managing urinary outflow dysfunction. The study protocol includes the evaluation of a single device insertion for a period of up to 30 days regarding an acute indication. The duration of the study is approximately seven weeks per patient, including enrollment and both pre-insertion and post-insertion examinations. Study endpoints include comparison of symptomatic UTI rates, physical changes to the bladder and urethra and patient assessment of quality of life between study groups. The Company currently anticipates completing the study in the third quarter of 1998. There can be no assurance that the study will be completed by that date.

   Since early 1997, the Company has assumed that a PMA would be required for the acute indication of the device. This was the result of a policy promulgated by the FDA at that time which maintained that certain intraurethral devices, including UroQuest's On-Command products, regardless of indication, would be regulated under the PMA process. Previously, the Company had been assuming a 510(k) regulatory path. Based on recent communication with the FDA, acute indications of the Company's Male and Female On-Command urinary outflow management products may again be reviewable under 510(k) regulations. The Company is continuing to communicate with the FDA to clarify the proper regulatory pathway for acute indications of the On-Command products. It is the Company's understanding that chronic indications for the Company's On-Command products will continue to be regulated under the PMA process.

   In addition to the acute study currently underway, UroQuest is preparing to submit an IDE to begin a multi-center trial in support of a PMA application for a chronic indication for the Male On-Command product. The Company intends to submit the chronic study IDE during the second quarter of 1998 and anticipates beginning this trial during the third quarter of 1998. As a result of discussions with the FDA regarding the design of this study, the Company intends to consider patients who have participated in the acute study for enrollment in the chronic study.

   An IDE for the Female On-Command product was approved in March 1996 by the FDA. As part of the approved IDE, the Company is completing a non-randomized feasibility study to test protocols and procedures. The Company is in discussions with the FDA regarding the design of further Female On-Command studies to seek indications for acute and chronic applications. The Company is currently preparing an IDE application for an acute study and anticipates beginning a multi-center Female On-Command study during the third quarter of 1998. There can be no assurance that such a study will be approved by the FDA or that it will begin in a timely manner.

   Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. During 1997, the Company received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to the On-Command product. Some countries in which the Company intends to sell devices through distributors (for example, France, Germany and Spain) either do not currently regulate medical devices such as the On-Command product or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market the On-Command product.

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

   In January 1998, BMT received a Warning Letter from the FDA following BMT's response to the FDA regarding certain deficiencies noted during an on-site FDA inspection in December 1997. BMT management addressed the FDA's concerns noted in the Warning Letter in both written and verbal communication in January and February 1998. In March 1998, BMT received a letter in which the FDA indicated that BMT's responses and planned actions to address the FDA's concerns were acceptable and that the FDA was planning a follow-up inspection in 1998. There can be no assurance that the FDA will determine that BMT has fully addressed the FDA's concerns. Nor can there be any assurance that the FDA will not issue additional Warning Letters in the future. Failure by BMT to adequately address the FDA's concerns could cause the FDA to take additional actions that might cause disruptions in BMT's operations. These disruptions could have a material, adverse effect on the Company's business, financial condition and results of operations.

   BMT has received certification of conformance to ISO-9001 Standards. BMT has contracted with a foreign certification services company to act on its behalf for assessment of compliance with the provisions of the Medical Device Directive ("MDD") of the European Union. BMT's products are classified as Class IIA, and self certification and authorization for application of the CE mark under Annex II of the MDD (full quality system in conformance to EN29001 and EN46001).

AIRWAY MANAGEMENT PRODUCTS AND OEM SALES

   The Company manufactures and markets a series of proprietary airway management products under the BMT label. These products consist primarily of silicone based medical devices used in a wide variety of clinical applications, including tracheostomy and endotracheal tubes for airway management and voice prostheses for voice restoration. BMT also produces a range of complex catheter type products on an OEM and private label basis for other medical device companies in areas that include gastrointestinal feeding, esophageal management, cardiac perfusion, hyperalimentation and dialysis.

   BMT uses a direct sales force to market its proprietary airway management products to medical specialists including ear, nose and throat ("ENT") surgeons, respiratory therapists, speech pathologists and anesthesiologists. A group of specialty medical dealers is used in international markets. Approximately 13% of the Company's net sales are currently derived from sales in international markets.

   The current proprietary airway management product line includes over 400 different products sold to approximately 9,000 customers in 40 different countries. The OEM product line includes approximately 500 additional products sold to approximately 20 different companies, some of which are Fortune 500 medical device companies. For the year ended December 31, 1997, OEM sales accounted for approximately 45% of the Company's net sales. Sales to one customer accounted for approximately 24% of total net sales. Although BMT continues to develop its OEM business, there can be no assurance that its OEM customers will continue to use BMT as a manufacturing resource. The loss of OEM customers could have a material adverse effect on the Company's business, financial conditions and results of operations.

   The OEM business is serviced by a team of contract sales agents with support from BMT's engineering staff. BMT is positioned as a value added manufacturer providing complete product development, regulatory affairs, manufacturing and packaging service. BMT emphasizes its broad expertise in complex catheter manufacturing, silicone fabrication techniques and surface enhancement technologies.

MANUFACTURING

   Through BMT, the Company currently produces limited quantities of the On-Command product for use in its clinical trials to date. The manufacturing facilities are currently operated in compliance with existing FDA-mandated Good Manufacturing Practices ("GMPs") as well as the United Kingdom's Department of Health.

   In January 1998, BMT received a Warning Letter from the FDA following BMT's response to the FDA regarding certain deficiencies noted during an on-site FDA inspection in December 1997. BMT management addressed the FDA's concerns noted in the Warning Letter in both written and verbal communication in January and February 1998. In March 1998, BMT received a letter in which the FDA indicated that BMT's responses and planned actions to address the FDA's concerns were acceptable and that the FDA was planning a follow-up inspection in 1998. There can be no assurance that the FDA will determine that BMT has fully addressed the FDA's concerns. Nor can there be any assurance that the FDA will not issue additional Warning Letters in the future. Failure by BMT to adequately address the FDA's concerns could cause the FDA to take additional actions that might cause disruptions in BMT's operations. These disruptions could have a material, adverse effect on the Company's business, financial condition and results of operations.

   BMT has specialized in the manufacture of medical devices using predominantly silicone technology for over 25 years. BMT manufactures a broad range of silicone-based catheter-type products used in various segments of the health care industry. BMT has obtained ISO-9001 certification from BSI Product Certification of the United Kingdom, which is based on adherence to established standards in the area of quality assurance and manufacturing process control, and CE mark status. There can be no assurance that BMT will be able to maintain such standards and certifications.

   BMT purchases certain of the components used to manufacture the On-Command product from several single source suppliers, with whom BMT has no long-term agreements. Any interruptions or delays associated with any component shortages, particularly as BMT scales up its manufacturing activities in support of commercial sales of the On-Command product, could have a material adverse effect on the Company's business, financial condition and results of operations.

   BMT's manufacturing capabilities include custom compounding, where special pigmentation, radiopacity agent, or unique ratio blending are necessary to customize end product performance specifications. Liquid silicones and high consistency silicones are utilized in injection, transfer, compression, insert or blow molding processes to manufacture components in a variety of custom configurations. BMT also has the capability to extrude single or multi-lumen tubing, special round or compound profiles or even coextrusion with other silicone or non-silicone substrates in a range of sizes from as small as 0.002" inside diameter tubing to as large as 1.6" outside diameter. In some cases, these basic processes yield a finished device. In most cases these molded or extruded products become the components and/or subassemblies from which a broad range of catheter-type devices are manufactured, including the On-Command product.

   BMT has extensive assembly and fabrication capabilities. The molded or extruded silicone components are combined together with any number of non-silicone components to produce a variety of products. In addition to both Class 100,000 and Class 10,000 certified cleanroom assembly and packaging capability, BMT's other custom assembly processes include adhesiving, bonding, potting, forming, porting, drilling, notching, cutting, printing, coating, dispensing and reinforcing with wires or other non-silicone substrates. In addition, BMT has developed proprietary surface enhancement technologies and processes which provide a wide range of alternative product characteristics. Over 800,000 silicone catheter-type devices are currently manufactured annually and BMT currently has excess manufacturing capacity.

   The manufacture of the On-Command product over the past two years has included design and process steps which have evolved over this period to its current design. The processes and techniques required to manufacture and assemble the On-Command product are similar to those currently used by BMT to manufacture other silicone catheter-type devices. The On-Command product also requires the procurement of several non-silicone components. The sources for each component have been identified and a limited inventory of certain components is currently available. In addition, the Company is seeking to develop alternative sources for such components.

   As previously mentioned, the Company intends to launch the On-Command product in Europe in the second half of 1998. The Company may encounter difficulties, delays and significant expenses as BMT scales up production of the On-Command product, including potential problems involving production yields, quality control, component supply and shortage of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command product at a commercially reasonable price. Notwithstanding BMT's manufacturing expertise, there can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command product and, in such event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL COMPLIANCE

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

RESEARCH AND DEVELOPMENT

   The Company's current research and development efforts are focused primarily on broadening the number of Male and Female On-Command configurations to address additional clinical indications and patient populations. Additionally, the Company is continuing to develop the Snap-Shot Urine Chemistry Test System. The Company also intends to continue to build upon its clinical knowledge and relationships to develop additional advanced, innovative products for the management, treatment and diagnosis of other urological problems. Accordingly, the Company intends to continue to devote significant funds to its research and development activities.

   The Company has a fully-staffed pilot production laboratory with a range of capabilities including product molding, extrusion, testing and assembly as well as extensive experience in silicone manufacturing and in materials selection for specific applications. The research and development staff consists of 12 engineers and 11 skilled technicians.

Products in developement include:

   Male On-Command Product

   The Male On-Command product is being developed for use in male patients requiring acute and chronic management of urinary outflow dysfunctions. The basic configuration incorporates a magnet valve and is intended to treat community dwelling patients in the urologist office.

   Female On-Command Product

   The Female On-Command product is being developed for use in female patients requiring acute management of uninary outflow as in post-surgical procedures. This same configuration is applicable in chronic patients as well.

   On-Command Control Product

   The On-Command Control Product is being developed for use with semi-ambulatory or bed-ridden male and female patients in long-term or home care environments. The On-Command Control Product incorporates a valve system that can be easily opened or closed by the patient or most importantly by a caregiver to facilitate patient voiding. The Company believes the device will be useful in the management of incontinence in nursing homes and extended care settings, replacing adult diapers, Foley catheters, male external catheters and suprapubic catheters.

   On-Command Convertible Product

   The On-Command Convertible Product is being developed for use in patients requiring temporary bladder management in a clinical setting where a Foley or intermittent type catheter would normally be used and can then be converted to a valved configuration with the features of the Male and Female On-Command products. The On-Command Convertible Product would initially function like a Foley catheter allowing for continuous bladder drainage. When continuous monitoring is no longer necessary and continence has not yet returned, the On-Command Convertible Product can be configured to function in the controlled flow mode. The patient can then move about without restriction or without the attendant problems associated with an indwelling Foley catheter, external tubing and collection bag.

   Snap-Shot Urine Chemistry Test System

   The urine chemistry test system, to be identified under the trademark "Snap-Shot," is a simple disposable device used for the chemical analysis of urine samples. The product is a completely closed system in which urine can be easily collected and tested for various chemical components. Two product configurations are being explored. One to provide urinalysis for the physicians office market and another to perform drug screening testing.

   The Company believes that the Snap-Shot will be classified as a Class I device, and therefore the Company will seek FDA marketing clearance or approval through a 510(k) premarket notification. The Snap-Shot is in the prototype stage of development and there can be no assurance that the Company will be able to develop it as a product, will receive regulatory approval, will be accepted by the market or generate significant sales. The Company has not sold any Snap-Shot products to date.

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

   The Company believes its principal competition will come from existing incontinence management modalities, such as adult diapers and absorbents, with additional competition from existing catheter and surgery products. Current major competitors who compete in the adult absorbent market include Kimberly-Clark Corporation, Procter & Gamble Company, Johnson & Johnson Co., Confab Technologies, Inc. and INBRAND Corporation. Current major competitors who compete in the catheter/urine collection bag drainage system market include C.R. Bard, Inc., Kendall Co., Mentor Corporation, Convatec and Baxter Technologies, Inc. Current major competitors who compete in the market for surgical or implantable products for incontinence include American Medical

Systems. Inc., C.R. Bard, Inc., Mentor Corporation, Johnson & Johnson Co., Boston Scientific Corporation and Medtronic, Inc. The Company is not aware of any new products or technologies currently being tested that compete directly with the On-Command product in the male urinary outflow dysfunction market although several companies have expressed interest in this market segment.

   The Company is aware that UroMed Corp., Imagyn Medical Technologies, Inc., Rochester Medical Corporation, HK Medical Technologies, Inc., Influence, Inc. and others are developing a number of alternative products for the management of female stress incontinence.

   BMT competes with a number of other silicone fabricators for OEM and private label business. The OEM business is highly competitive and the timing and volume of orders can fluctuate significantly. BMT does not attempt to compete with the high volume molded part producers, but specializes in complete device assemblies of complex products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations.

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

   UroQuest holds fourteen United States patents, ten of which relate to the On-Command product and numerous foreign patents and has five United States patents applications and various foreign patent applications pending. Three United States patents and one patent application relate to the Snap Shot chemistry test system. The issued United States patents include both method and device claims. UroQuest's first two patents, which relate to the On-Command product, expire in 2000 and 2001 and the remainder of all other patents, including six related to the On-Command product, expire in the years from 2007 through 2014. In addition, BMT holds fifteen United States patents and nine foreign patents relating to proprietary airway management products. Except for two patents that expire in 1999 and 2000, theses patents have expiration dates ranging from 2002 to 2016. The Company believes that its patents contain claims which may provide a substantial competitive advantage to the Company. However, there can be no assurance that the Company's issued patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. Moreover, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made significant investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

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

   The Company seeks to protect its trademarks through registration. UroQuest(R) On-Command(R) are registered trademarks of UroQuest. In addition, UroQuest has filed intent to use applications for other marks which have been approved by the PTO and for which notices of use have been filed. BMT also holds four registered trademarks, including Bivona(R), Fome-Cuf(R), Aire-Cuf(R) and Saf T Flo(R) and 16 trademarks for which United States and foreign registrations are pending. There can be no assurance, however, that registration of the Company's trademarks will provide any significant protection.


PRODUCT LIABILITY AND INSURANCE

   The business of the Company entails significant product liability and recall risks. Product liability may exist despite regulatory approval and future court decisions may also affect the Company's risk of product liability. The Company maintains product liability insurance on products it currently sells and those currently under clinical evaluation in the amount of $5 million and evaluates its insurance requirements on an ongoing basis. A successful product liability claim or series of claims brought against the Company that are not covered by insurance or are in excess of existing insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that future product recalls, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

EMPLOYEES

   As of December 31, 1997, the Company employed a total of 267 full-time employees. The Company believes that it has been successful in attracting experienced and capable personnel. However, there can be no assurance that the Company will continue to do so.

   None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good. In the past seven years, BMT has faced two union election contests at its manufacturing facility, each of which failed. There can be no assurances that the Company will not face additional attempts to unionize its employees. In the event the Company becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL RISK FACTORS

   The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties and include statements regarding the Company's product developments, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 1. "Business" and see Item 7. "Management's Discussion and Analysis of Financial Condition" and "Results of Operations."

   Lack of Regulatory Approval and Limited Clinical Data

   The Company's principal product, the On-Command product, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained. The Male On-Command product is currently in a controlled, randomized clinical study in the United States with respect to single use insertions up to 30 days for an acute indication. During the past several months, the Company has expanded the number of sites participating in the clinical study, hired additional clinical and site-monitoring personnel and increased the training and clinical product availability at these clinical sites in order to obtain product performance feedback necessary to direct current and future product designs and to assist in the completion of the clinical study necessary to support a regulatory submission. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a regulatory application or that such application will be approved by the FDA. In addition to the acute study currently underway, UroQuest is preparing to submit an IDE to begin a multi-center trial in support of a PMA application for a chronic indication for the Male On-Command product. The Company intends to submit the chronic study IDE during the second quarter of 1998 and anticipates beginning this trial during the third quarter of 1998. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA. A feasibility study of the Female On-Command product is nearing completion. The results of this study will be used to prepare an IDE submission for a controlled, randomized clinical study of this device. There can be no assurance that the FDA will approve such a submission. If either the Male or Female On-Command product does not prove to be safe and effective in clinical testing to the satisfaction of the FDA, the Company will not be able to market or commercialize these On-Command products in the United States. Furthermore, approval for single use insertions of the On-Command product, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command product will prove to be safe and effective in the United States, or that FDA approval will be obtained on a timely basis, if at all. In addition, the clinical studies may identify technical, manufacturing, design or other factors that could delay completion of such testing, as has been experienced in early clinical trials of the Male On-Command product. If the On-Command product does not prove to be safe and effective in clinical testing or if the Company is otherwise unable to obtain necessary regulatory approval, the Company's business, financial condition and results of operations will be materially adversely affected. See "Urology Products," "Clinical Trials" and "Government Regulation."

   Dependence Upon the On-Command product

   The Company expects to derive a substantial majority of its future revenues from sales of the On-Command product. Although the operations of BMT are expected to be the sole source of revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command product in the United States and abroad. Although the Company markets a line of proprietary medical device products through BMT, there can be no assurance that such products will receive continued market acceptance or generate significant sales. Furthermore, even though the Company is in the process of developing new products in addition to the On-Command product, there can be no assurance that such development efforts will be successful or that any resulting products will achieve market commercialization. The life cycle of the On-Command product is difficult to estimate, particularly in light of current and future technological developments, competition and other factors. The failure of the Company to successfully commercialize the On-Command product or to realize significant revenues therefrom would have a material adverse effect on the business, financial condition and results of operations of the Company. See "Urology Products," and "Clinical Trials."

   Uncertainty of Market Acceptance

   The On-Command product represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command product will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. The Company believes that recommendations of the On-Command product by physicians will be essential for market acceptance of the On-Command product, and there can be no assurance that any such recommendations will be obtained. Broad use of the On-Command product will require the training of numerous physicians and the time required to complete such training could result in a delay or dampening of market acceptance. Moreover, health care payers' approval of reimbursement for the On-Command product will be an important factor in establishing market acceptance. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command product to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Marketing and Sales of the On-Command product," and "Third Party Reimbursement."

   Limited Operating History; History of Losses and Expectation of Future Losses

   The Company has a limited history of operations. Since its inception in April 1992, the urology portion of Company has been primarily engaged in research and development of the On-Command product. The Company has experienced substantial operating losses since inception and, as of December 31, 1997, had an accumulated deficit of approximately $9.5 million. The Company expects its operating losses to continue until the On-Command product achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Risks Associated with BMT Acquisition

   The acquisition of BMT constitutes the Company's first acquisition of another business. The acquisition may result in a number of unforeseen difficulties and problems that could have a material adverse effect on the Company's business, financial condition and results of operations. The acquisition of BMT has resulted in approximately $12.3 million of goodwill being recognized upon consolidation. This goodwill will be amortized over 20 years resulting in an amortization charge of approximately $629,000 annually. This amortization and other depreciation charges related to the acquisition, totaling approximately $823,000 annually, will reduce the Company's earnings. There can be no assurance that the anticipated benefits of the acquisition will be realized. Moreover, the acquisition could have the effect of disrupting the current business and operations of BMT by adversely affecting material relationships with significant customers and others, including principal suppliers and key employees. In particular, approximately 45% of BMT's net sales during 1997 were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1997, BMT derived approximately 24% of its net sales from one such customer. Although BMT continues to develop its OEM business, there can be no assurance that BMT will be successful in its efforts or that its OEM customers will continue to use BMT as a manufacturing resource. The acquisition of BMT could also redirect significant management attention and other resources that would otherwise be devoted to the ongoing development of the On-Command product.

   Government Regulation

   The Company's products, including the On-Command product, will be subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act"). The FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance of approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

   Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely for country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The

Company has received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to the On-Command product. Some countries in which the Company intends to sell devices through distributors (for example, France, Germany and Spain) either do not currently regulate medical devices such as the On-Command product or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market On-Command product.

   There can be no assurance that the Company will be able to obtain FDA approval to market the On-Command product or other products in the United States for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

   BMT, as a developer and manufacturer of Class I and Class II medical devices, is also subject to all of the foregoing regulatory requirements of the FDA. BMT is registered with the FDA and is a manufacturer, distributor, initial importer, repackager and relabeler of medical devices. Among its activities, BMT markets a range of proprietary and OEM products, most of which have received 510(k) clearance. BMT has made modifications to one or more of its cleared proprietary devices that BMT believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of BMT's determinations not to submit a new 510(k) notice for any of the changes made to BMT's devices. If the FDA requires BMT to submit a new 510(k) notice for any device modification, BMT may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA. See "Clinical Trials" and "Governmental Regulation."

   In January 1998, BMT received a Warning Letter from the FDA following BMT's response to the FDA regarding certain deficiencies noted during an on-site FDA inspection in December 1997. BMT management addressed the FDA's concerns noted in the Warning Letter in both written and verbal communication in January and February 1998. In March 1998, BMT received a letter in which the FDA indicated that BMT's responses and planned actions to address the FDA's concerns were acceptable and that the FDA was planning a follow-up inspection in 1998. There can be no assurance that the FDA will determine that BMT has fully addressed the FDA's concerns. Nor can there be any assurance that the FDA will not issue additional Warning Letters in the future. Failure by BMT to adequately address the FDA's concerns could cause the FDA to take additional actions that might cause disruptions in BMT's operations. These disruptions could have a material, adverse effect on the Company's business, financial condition and results of operations.

   Lack of Marketing and Sales Experience

   To date, the Company has not sold any On-Command product products. The Company is currently analyzing various sales and marketing methods it intends to use to market the On-Command product in the United States if and when necessary regulatory approvals are obtained. The Company currently employs a small number of marketing and no sales employees for the On-Command product. In addition, the Company intends to market the On-Command product internationally through independent foreign distribution arrangements, none of which are currently in place. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel, establish acceptable international arrangements or otherwise design and implement an effective marketing and sales strategy for the On-Command product. See "Marketing and Sales of the On-Command product."

   Manufacturing Risks

   Through BMT, the Company has only manufactured the On-Command product in limited quantities for clinical testing purposes to date. Although BMT has extensive experience in manufacturing custom silicone products, including urological catheters, the Company does not have experience in manufacturing the On-Command product in commercial quantities. As the Company begins to launch its On-Command product into various markets, the Company may encounter difficulties, delays and significant expenses in scaling up production of the On-Command product, including potential problems involving production yields, quality control, component supply and shortages of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command product at a commercially reasonable price. There can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command product and. in such an event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

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

   In addition to patents, the Company relies on trade secrets and proprietary know-how, which it seeks to protect, in part, through proprietary information agreements with certain of its employees, consultants and other parties. The Company's proprietary information agreements with employees and consultants contain standard confidentiality provisions and, in certain instances, require such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors. The Company also seeks to protect its trademarks through registration. There can be no assurance, however, that registration of such marks will provide any significant protection. See "Patents and Proprietary Rights."

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

   Uncertainty Relating to Third-Party Reimbursement

   In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Certain patient-administered products such as diapers and absorbents that are widely used for incontinence management generally do not receive third-party reimbursement and are paid for by the patient. The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On-Command product will likely be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available. Currently, the Company is unable to determine whether the On-Command product reimbursement amount, if available, will be sufficient to cover the cost of the product. If third-party reimbursement is unavailable, consumers will have to pay for the On-Command product themselves, resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command product will be dependent upon decisions by the Health Care Financing Administration (and its associates) for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers.

   Changes in the availability of third-party reimbursement for the On-Command product, for products of the Company's competitors or for surgical procedures may affect the pricing of the On-Command product or the relative cost to the patient. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the On-Command product will be required to obtain reimbursement. There can be no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support the On-Command product. Failure to obtain such reimbursement may have a material adverse effect on the Company's business, financial condition and results of operations. See "Third-Party Reimbursement."

   Future Capital Needs; Uncertainty of Additional Funding

   The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes existing cash balances and cash anticipated to be generated from BMT operations will provide adequate funding for its capital requirements through calendar year 1998, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

   Intellectual Property Litigation Risks

   The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the urological disorder management market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the PTO. The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company. to protect trade secrets or knowhow owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

   Any litigation or interference proceedings would result in substantial expense to the Company and significant diversion of attention by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third-parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

   International Sales Risks

   The Company plans to sell the On-Command product and other products both in the United States and in foreign markets. Any international sales are expected to be made through independent foreign distributors and involve a number of inherent risks. Consequently, there can be no assurance that the Company will be able to achieve significant sales of the On-Command product or other products in any foreign market. International sales may be adversely affected by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, distributor difficulties, communications problems, fluctuations in foreign currency rates, foreign competition and other factors. Any one or more of these factors could limit the Company's international sales and have a material adverse effect on the Company's business, financial condition and results of operations. See "Marketing and Sales of the On-Command product."

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

   Dependence Upon Key Suppliers

   Through BMT, the Company purchases certain of the components used to manufacture the On-Command product from several single source suppliers with whom the Company has no long-term agreements. Any interruptions or delays associated with any component shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales of the On-Command product, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

   Uncertainty of BMT Operations

   Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past seven years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Employees."

   Environmental Risks

   BMT utilizes many raw materials in the manufacturing process that are subject to various environmental laws and regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for medical device manufacturers. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require BMT to cease or limit production at its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. BMT is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation to another location. There can be no assurance that BMT will be able to comply with the discharge levels mandated or that the costs of complying with such regulations will not require additional capital expenses. Furthermore, there can be no assurance that compliance with such regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

   Control by Directors, Executive Officers and Affiliated Entities

   The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 52% of the Company's Common Stock. As a result, these stockholders, if acting together, are able to exert substantial influence over and could possibly control all matters requiring approval by the stockholders of the Company, including the election of directors and mergers or other business combination transactions. In addition, each of Warburg, Pincus Investors, L.P. ("Warburg"), the Company's principal stockholder, and Vertical Fund Associates, L.P. ("Vertical") is entitled to designate, in certain circumstances, three members of the Board of Directors, which may not have more than 11 directors without consent of each such stockholder. In this event, Warburg and Vertical, if acting together, would be able to control the direction, management and policies of the Company.

   Possible Volatility of Stock Price

   The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the Common Stock has been volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock. In addition, it is likely that during future quarterly periods, the Company's results of operations may fluctuate significantly or may fail to meet the expectations of stock market analysts and investors and, in such event, the Company's stock price could be materially adversely affected. In the past, securities class action litigation has been initiated following periods of volatility in the market price of a company's securities. Such litigation, if brought against the Company, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Absence of Dividends

   The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company's wholly owned subsidiary, BMT, is restricted from declaring dividends to the Company due to a restrictive covenant contained in a bank loan agreement.

Item 2. PROPERTIES

   The Company's principal administrative offices are located in Menlo Park, California and its manufacturing and distribution facility is located in Gary, Indiana. The Company believes that its facilities are adequate for its current operations.

   Since August 1997, the Company has leased approximately 5,000 square feet in Menlo Park, California pursuant to a lease expiring in January 1999. The annual rate on the lease is $123,700. Current space is dedicated to administration, marketing and regulatory activities.

   The Company owns its manufacturing plant which is a 45,000 square foot facility located on a 10 acre parcel of land in Gary, Indiana. The plant's space is allocated as follows: approximately 12,000 square feet dedicated to equipment-intensive production, approximately 10,000 square feet dedicated to office and support activity, and approximately 23,000 square feet dedicated to cleanroom production and packaging. Additionally, the Company leases an 18,600 square foot warehouse and shipping facility located approximately five miles from the manufacturing plant. The lease runs through December 1998 and the current annual rate on the lease is approximately $60,000.

Item 3. LEGAL PROCEEDINGS

   The Company is not currently involved in any significant legal proceedings. There can be no assurance, however, that the Company will not experience material litigation with respect to the operation of its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company solicited proxies for an annual meeting of stockholders on September 25, 1997 to all of the Company's stockholders. The election of all directors was conducted and the following nominees were elected: Richard C. Davis, M.D., Terry E. Spraker, Ph.D., Tom E. Brandt, Jack W. Lasersohn, Gary Nei, Maynard Ramsey, III, M.D. Ph.D., Elizabeth H. Weatherman. The vote with respect to each nominee was as follows:

Name                                                 Votes                 Votes
                                                      For                Withheld
                                                      ---                --------
Richard C. Davis, M.D.                             9,167,403             351,537
Terry E. Spraker, Ph.D.                            9,402,884             116,056

Tom E. Brandt                                      9,408,897             110,043
Jack W. Lasersohn                                  9,162,303             356,637
Gary Nei                                           9,405,897             113,043
Maynard Ramsey, III, M.D. Ph.D.                    9,408,897             110,043
Elizabeth H. Weatherman                            9,408,897             112,043

   The Company's Stock Plan was amended and the number of shares of Common Stock reserved for issuance under the plan was increased by 2,000,000 shares to 3,428,571 shares with 5,842,177 votes in favor, 2,364,209 votes against, 549,202 abstentions and 763,412 non-votes.

   Ernst & Young LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1997 with 9,425,391 votes in favor, 11,467 votes against and 82,082 abstentions.

                                     PART II



    Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND USE OF PROCEEDS

      The information required by this item is set forth under the caption "Market for the Company's Common Stock and Related Matters" on page F-24 and Use of Proceeds on page F-25 hereof.

    Item 6. SELECTED FINANCIAL DATA

      The information required by this item is set forth under the caption "Five Year Selected Financial Data" on page F-2 hereof.

    Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The statements and information required by this item is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-3 through F-7 hereof.

     Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Company and its subsidiaries are set forth on pages F-8 through F-23 hereof.

     Item 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

       Effective September 3, 1997, the Board of Directors of UroQuest Medical Corporation engaged the accounting firm of Ernst & Young LLP as independent auditors for the Registrant. KPMG Peat Marwick LLP, the Registrant's previous independent accountants, was dismissed by the Registrant's Board of Directors effective September 2, 1997. The Registrant's audit committee recommended these actions.

       During the two most recent fiscal years and subsequent interim periods prior to September 2, 1997, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events.

       The report of KPMG Peat Marwick LLP on the financial statements of the Registrant for the two years ended December 31, 1996 contained no adverse opinion or other disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

       The Registrant has not consulted with Ernst & Young LLP during the two most recent fiscal years or subsequent interim periods prior to September 2, 1997 on either the application of accounting principles to any transaction or type of audit opinion Ernst & Young LLP might issue on the Registrant's financial statements.

       The Registrant provided KPMG Peat Marwick LLP with a copy of the above statements, and requested that KPMG Peat Marwick LLP furnish a letter addressed to the Securities and Exchange Commission stating whether KPMG Peat Marwick LLP agrees with such statements. A copy of the KPMG Peat Marwick LLP letter to the SEC, dated September 4, 1997, is filed as an exhibit to the Company's Current Report on Form 8-K dated September 8, 1997.

                                    PART III



     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 is incorporated herein by reference.

     Item 11. EXECUTIVE COMPENSATION

       The required information concerning executive compensation set forth in the Registrant's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 is incorporated herein by reference.

     Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 are incorporated herein by reference.

     Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 are incorporated herein by reference.

                                     PART IV


   Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

   (a)   Documents filed as part of this report.

         1. Financial Statements.

            The financial statements of the Company are listed at Item 8 of this Report.

         2. Financial Statement Schedules.

            No schedules are required in connection with the filing of this Report as amounts are either immaterial or are disclosed in the financial statements.

         3. Exhibits

             3.  1  Restated Certificate of Incorporation of UroQuest Medical
                    Corporation, a Delaware corporation (1)

             3.  2  Bylaws of UroQuest Medical Corporation, a Delaware
                    corporation (1)

             3.  3  Specimen Stock Certificate (2)

             10. 1* Form of Indemnification Agreement between the Registrant and each of its directors and officers (2)

             10. 2* 1994 Stock Plan

             10. 3* 1996 Employee Stock Purchase Plan and form of Subscription and Contribution Election Form (2)

             10. 4 Letter of Intent dated February 20, 1996 between B. Braun Biotrol, S.A. and UroQuest Medical Corporation (2)

             10. 5 Lease Agreement of office space dated July 6, 1995 between 265 East Associates and the Registrant (2)

             10. 6 Lease dated December 16, 1995 between JVM Realty Corporation and Bivona, Inc. (2)

             10. 7* Employment Agreement (as amended) dated November 1, 1994 for Eric B. Hale (2)

             10. 8* Employment Agreement (as amended) dated December 1, 1994 for Richard C. Davis, Jr., M.D. (2)

             10. 9* Employment Agreement effective June 1, 1995 for Terrence L.
                    Domin (2)

             10.10* Employment Agreement effective June 1, 1995 for Gregory S.
                    Ayers (2)

             10.11* Employment Agreement effective June 27, 1996 for Tom E.
                    Brandt (2)

             10.12* Letter dated August 15, 1996 from the Registrant to J.J.
                    Donohue (2)

             10.13* Right of First Refusal and Co-Sale Agreement dated June 15,
                    1995 among the Registrant, Warburg, Pincus Investors, L.P., Vertical Fund Associates, L.P. and Richard C. Davis, Jr., M.D. (the "Co-Sale Agreement") (2)

             10.14* Letter Agreement dated September 30, 1996, as amended
                    October 23, 1996, among UroQuest Medical Corporation, Warburg, Pincus Investors, L.P., Vertical Fund Associates, L.P. and Richard C. Davis, Jr., M.D., amending the Co-Sale Agreement (2)

             21. 1  Subsidiaries of Registrant (2)

             23. 1a Consent of Ernst & Young LLP, Independent Auditors

             23. 1b Consent of KPMG Peat Marwick LLP

             27. 1  Financial Data Schedule for the year ended December 31, 1997

             ---------------
             (1) Incorporated by Reference from the UroQuest Medical
                 Corporation Annual Report on Form 10-K dated March 27, 1997

             (2) Incorporated by Reference from the UroQuest Medical
                 Corporation Registration Statement on Form S-1, File No. 333-07277

             *  Management contract or compensatory plan arrangement

    (b)   Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

    (c)   See Item 14(a)  3 above

    (d)   See Item 14(a)  2 above

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized in Menlo Park, California, on the 30th day of March 1998.

                                        UroQuest Medical Corporation

                                           By: /s/ Terry E. Spraker
                                                   Terry E. Spraker
                                                   President and Chief Executive
                                                   Officer

      POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeffrey L. Kaiser, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form-10K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to said Report.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                              DATE
    /s/ Terry E. Spraker                   President, Chief Executive Officer               March 30, 1998
    ------------------------------------
        Terry E. Spraker                   and Director (Principal Executive Officer)

    /s/ Jeffrey L. Kaiser                  Vice President, Chief Financial Officer          March 30, 1998
    ------------------------------------
        Jeffrey L. Kaiser                  Secretary, and Treasurer (Principal Financial
                                           and Accounting Officer)

    /s/ Tom E. Brandt                      Director and Chief Operating Officer             March 30, 1998
    ------------------------------------
        Tom E. Brandt

    /s/ Richard C. Davis, Jr., MD.         Director, Chairman of the Board                  March 30, 1998
    ------------------------------------
        Richard C. Davis, Jr., M.D.

    /s/ Jack W. Lasersohn                  Director                                         March 30, 1998
    ------------------------------------
        Jack W. Lasersohn

    /s/ Gary E. Nei                        Director                                         March 30, 1998
    ------------------------------------
        Gary E. Nei

    /s/ Maynard Ramsey, III, M.D., Ph.D.   Director                                         March 30, 1998
    ------------------------------------
        Maynard Ramsey, III, M.D., Ph.D.

    /s/ Elizabeth H. Weatherman            Director                                         March 30, 1998
    ------------------------------------
        Elizabeth H. Weatherman

                          UroQuest Medical Corporation

                       CONSOLIDATED FINANCIAL INFORMATION


                                                                                              Page
                                                                                              ----
Five-Year Selected Financial Data .......................................................     F- 2
Management's Discussion and Analysis of Financial Condition and Results of Operations ...     F- 3
Independent Auditors' Reports ...........................................................     F- 8
Consolidated Statements of Operations ...................................................     F-10
Consolidated Balance Sheets .............................................................     F-11
Consolidated Statements of Stockholders' Equity .........................................     F-12
Consolidated Statements of Cash Flows ...................................................     F-13
Notes to Consolidated Financial Statements ..............................................     F-14
Market for the Company's Common Stock and Related Matters ...............................     F-24
Use of Proceeds .........................................................................     F-25

                          UROQUEST MEDICAL CORPORATION

                        FIVE-YEAR SELECTED FINANCIAL DATA

                                                                                  Years Ended December 31,
                                                          ----------------------------------------------------------------------
                                                             1997           1996           1995           1994           1993
                                                             ----           ----           ----           ----           ----
OPERATING DATA (1):
Net sales ...........................................    $16,541,161     $2,299,895     $       --     $    2,801     $      979
Cost of sales .......................................      9,307,272      1,308,730             --          2,381            832
                                                          ----------------------------------------------------------------------
Gross profit ........................................      7,233,889        991,165             --            420            147
Research and development expenses ...................      2,901,050      2,173,312      1,106,631        431,295        120,531
General and administrative expenses .................      3,997,210      1,091,857        397,523        483,399        156,647
Sales and marketing expenses ........................      2,258,963        297,587         46,262         30,257         38,392
Severance costs .....................................      1,600,000             --             --             --             --
Amortization of goodwill ............................        643,355         90,982             --             --             --
                                                          ----------------------------------------------------------------------
Operating loss ......................................     (4,166,689)    (2,662,573)    (1,550,416)      (944,531)      (315,423)
Other income (expense), net .........................        420,745         41,863         36,669       (260,663)            --
                                                          ----------------------------------------------------------------------
Loss before taxes ...................................     (3,745,944)    (2,620,710)    (1,513,747)    (1,205,194)      (315,423)
Provision for income taxes ..........................        130,000             --             --             --             --
                                                          ----------------------------------------------------------------------
Net loss ............................................    $(3,875,944)   $(2,620,710)   $(1,513,747)   $(1,205,194)    $ (315,423)
                                                          ======================================================================
Basic and diluted net loss per share (2) ............    $     (0.33)   $     (0.45)   $     (0.36)   $     (0.36)    $    (0.21)
                                                          ======================================================================
Shares used in computing basic and diluted net loss
per share ...........................................      11,872,647      5,768,198      4,156,968      3,382,974      1,502,596


                                                                                     December 31,
                                                          ----------------------------------------------------------------------
                                                             1997            1996           1995           1994          1993
                                                             ----            ----           ----           ----          ----
BALANCE SHEET DATA (1):
Cash and cash equivalents............................    $11,054,088    $12,694,047    $ 1,113,594     $  564,097       $187,422
Working capital .....................................     13,204,642     15,991,290        463,594        325,723         33,491
Total assets ........................................     31,923,751     35,039,517      1,721,027      1,205,273        221,581
Long-term debt, excluding current portion ...........      1,293,175      1,787,437             --        552,188           --
Accumulated deficit ................................      (9,542,252)    (5,666,308)    (3,045,598)    (1,531,851)      (326,657)
Stockholders' equity (3) ...........................      27,403,975     30,486,314      1,047,126        412,621         65,560



(1) On October 30, 1996, concurrent with the closing of Company's initial public offering, the Company completed its acquisition of BMT, Inc. The transaction, which was accounted for as a purchase, was effected through the payment of $10 million cash, and the issuance of 2.5 million newly issued shares of UroQuest Common Stock.

(2) Basic and diluted net loss per share in 1996, 1995, 1994, and 1993 reflects the assumed conversion of the preferred stock upon the completion of the Company's initial public offering (using the as-if converted method) from the date of issuance. See Note 1 of Notes to Consolidated Financial Statements.

(3) On October 24, 1996, the Company sold 3,350,000 shares of Common Stock in its initial public offering at $6.00 per share. Concurrent with and subsequent to the offering, warrants totaling 1,454,494 shares were exercised at $3.50 per share. Combined, the Company realized net proceeds of $22,894,082.

                          UroQuest Medical Corporation

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

OVERVIEW

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed under Item
1. "Business" and elsewhere in this Report.

   UroQuest Background

   Since its inception in April 1992, the Company has devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command product, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command product is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

   The Company has experienced substantial losses since inception and, as of December 31, 1997, had an accumulated deficit of $9.5 million. In October 1996, the Company raised approximately $17.8 million through the initial public offering of its Common Stock ("IPO").

   Acquisition of BMT

   On October 30, 1996, concurrent with the closing of the IPO, the Company acquired BMT, Inc. ("BMT"), which became a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. Prior to the acquisition, BMT was a contract manufacturer for the Company.

   The Company believes the acquisition provides a number of significant benefits. The acquisition enables the Company to control its own manufacturing source while providing necessary capacity and flexibility in the manufacturing process, as well as expands the Company's limited product line and experience which has focused primarily on the On-Command product. The product development and engineering expertise of BMT is also being utilized by the Company to develop additional On-Command products and other new devices related to the management and diagnosis of urological disorders.

   The ongoing operations of BMT are expected to provide a source of revenues and cash flow while the Company completes its clinical testing and prepares to market the On-Command product. There can be no assurance, however, that such revenues and cash flow or BMT's current profitability and growth rate will continue in the future or that the expected benefits of the acquisition will be realized. The acquisition of BMT constitutes the Company's first acquisition of another business. BMT's operations are significantly different in many respects from the Company's current operations, and the acquisition may result in a number of unforeseen difficulties and problems that could have a material adverse effect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

   Net sales and cost of sales. Net sales increased to $16,541,161 for the year ended December 31, 1997 from $2,299,895 for the year ended December 31, 1996. Included in 1997 net sales were twelve months' BMT sales of proprietary airway management products and other medical device products to OEM customers; included in 1996 net sales were only two months' BMT sales following the acquisition. On a pro forma twelve month basis, BMT sales for 1996 were $14,634,838. The Company had no material sales prior to 1996. Cost of sales of $9,307,272 and $1,308,730 related to the BMT sales in 1997 and two months in 1996 following the acquisition, respectively. On a pro forma twelve month basis, BMT cost of sales for 1996 were $8,231,780. Gross margin of $7,233,889 and $991,165 related to BMT sales in 1997 and two months in 1996, respectively. On a pro forma twelve month basis, BMT gross margin for 1996 was $6,403,058. The gross margin percentage for 1997 and 1996 (for twelve months on a pro forma basis) was 44% and 44%, respectively.

   Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the year ended December 31, 1997, research and development expenses increased to $2,901,050 from $2,173,312 for the year ended December 31, 1996. Included in 1997 expenses were twelve months' research and development expenses related to BMT totaling $1,636,079; included in 1996 expenses were only two months' research and development expenses related to BMT totaling $213,122 and a $783,000 write-off of in-process research and development costs related to the acquisition of BMT. The remaining increase was attributable primarily to increased personnel costs, clinical study costs and other research and development expenditures primarily related to the On-Command product. Research and development expenses increased to $2,173,312 in 1996 from $1,106,631 in 1995 resulting primarily from the inclusion of two months' research and development expenses related to BMT and the write-off of in-process research and development costs related to the acquisition of BMT in 1996 totaling $996,122. The remaining increase was due primarily to hiring of clinical personnel, conducting clinical trials and implementing improvements in product design and the manufacturing process in 1996. Research and development expenses are expected to continue to increase for the foreseeable future.

   General and administrative. General and administrative expenses increased to $3,997,210 for the year ended December 31, 1997 from $1,091,857 for the year ended December 31, 1996. Included in 1997 expenses were twelve months' general and administrative expenses related to BMT totaling $3,035,038; included in 1996 expenses were only two months' general and administrative expenses related to BMT totaling $322,337. The remaining increase was attributable primarily to additional personnel costs, public company expenses and office relocation expenses. General and administrative expenses increased to $1,091,857 in 1996 from $397,523 in 1995 due primarily to the inclusion of two months' general and administrative expenses related to BMT totaling $322,337 and the public company administration expenses in 1996. General and administrative expenses are expected to increase to support anticipated expansion of the Company's business.

   Sales and marketing. Sales and marketing expenses increased to $2,258,963 for the year ended December 31, 1997 from $297,587 for the year ended December 31, 1996. Included in 1997 expenses were twelve months' sales and marketing expenses related to BMT totaling $1,840,578; included in 1996 expenses were only two month's sales and marketing expenses related to BMT totaling $256,991. The remainder of the increase was attributable primarily to marketing and international selling efforts. Sales and marketing expenses increased to $297,587 in 1996 from $46,262 in 1995. This increase was primarily attributable to the inclusion of two months' sales and marketing expenses related to BMT totaling $256,991 in 1996. Sales and marketing expenses are expected to increase in 1998 partially related to the Company's anticipated launch of the On-Command product in Europe in the second half of 1998.

   In September 1997, the Company terminated its relationship with B. Braun Biotrol. Previously, UroQuest had signed a Letter of Intent with B. Braun Biotrol that included, among other items, a possible five year distribution agreement for numerous European countries. B. Braun Biotrol also had responsibilities for initiating a Male On-Command product clinical trial in France, which trial never commenced. The Company is currently pursuing other distribution alternatives.

   Severance costs. Severance costs amounted to $1,600,000 for the year ended December 31, 1997. No severance costs were incurred for the year ended December 31, 1996. The severance costs related to accrued severance payments, stock option compensation expenses and expenses incurred due primarily to certain changes in management personnel in May 1997. Of this amount, approximately $713,000 is related to non-cash compensation expense due to the acceleration of vesting periods for stock options.

   Amortization of goodwill. Amortization of goodwill of $643,355 for the year ended December 31, 1997 and $90,982 for the year ended December 31,1996 related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

   Other income (expense). Other income (expense) increased to net interest income of $420,745 for the year ended December 31, 1997 from a net interest income of $41,863 for the year ended December 31, 1996. Interest income increased to $601,379 in 1997 from $124,227 in 1996. The increase in 1997 in comparison to 1996 was attributable to higher net average cash balances, due primarily to the receipt and holding of proceeds from the Company's IPO in October 1996. Interest expense increased to $180,634 in 1997 from $82,364 in 1996. Included in 1997 expense were twelve months' interest expense related to BMT totaling $175,749; included in 1996 expense were only two months' interest expense related to BMT totaling $33,201. Other income (expense) increased to net other income of $41,863 in 1996 from $36,669 in 1995. Interest income increased to $124,227 in 1996 from $60,688 in 1995, primarily as a result of interest income earned on net cash and cash equivalents obtained from the IPO in October 1996. Interest expense increased to $82,364 in 1996 from $54,809 in 1995 primarily due to the inclusion of two months' interest expense related to BMT totaling $33,201.

   Provision for income taxes. The Company recorded a $130,000 provision for state income taxes in 1997 as a result of taxable income earned by its subsidiary in a state where the Company is required to file tax returns on a separate company basis. There was no federal income tax expense in 1997, 1996, and 1995 due to net operating losses. Realization of deferred tax assets is dependant on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of December 31, 1997, 1996 and 1995 to reflect these uncertainties. In 1997, the Company reduced the valuation allowance to the extent of the deferred tax liabilities generated primarily through the acquisition of BMT and recorded a corresponding reduction in goodwill.

   As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $5,900,000. The net operating loss carryforwards will expire beginning in 2007, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

   Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company is in the process of establishing procedures for evaluating and managing the risk and costs associated with Year 2000 problems. While the Company believes its software will be Year 2000 compliant by the end of the 1998 calendar year, there can be no assurances that the Company's software will contain all necessary date code changes to prevent processing errors potentially arising from calculation using the Year 2000 date. Any disruptions in the Company's business as a result of Year 2000 noncompliance could have a material adverse effect on the Company's business, financial condition and result of operations.

   The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. For example, Year 2000 issues could cause a significant number of companies, including existing customers of the Company, to reevaluate their manufacturing needs, and as a result consider switching to other manufacturing suppliers.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing and in 1997, cash generated from operations at BMT. Since inception, the Company has raised approximately $27 million in net proceeds of equity financing which includes the net proceeds of $17,803,352 generated through the initial public offering of the Company's Common Stock in October 1996.

   During the year ended December 31, 1997, net cash flows used in operating activities amounted to $497,008. During the year ended December 31, 1996 net cash used in operating activities amounted to $1,035,073. The decrease in net cash flows used in operating activities in 1997 from 1996 was due primarily to cash provided by BMT's operations and cash provided from investment income. During the year ended December 31, 1996 and the year ended December 31, 1995, UroQuest consumed cash in operations of $1,035,073 and $1,282,485, respectively. The decrease in cash used in operations in 1996 from 1995 was due primarily to cash provided by BMT's operations.

   Net additions of property and equipment for the years ended December 31, 1997, 1996 and 1995 were $700,068, $132,143 and $83,468 respectively. Included in the additions of $132,143 in 1996 were two months of BMT additions following the acquisition. Additions of $83,468 in 1995 were related to UroQuest only, prior to the acquisition of BMT. On a pro forma basis as if the BMT acquisition had occurred at the beginning of the respective years, additions for the years ended December 31, 1996 and 1995 were $682,369 and $652,450, respectively. The Company expects the net addition of property and equipment will increase in 1998 due primarily to additional purchases of property and equipment to support urological products.

   During 1996, the Company issued 10% demand promissory notes totaling $500,000 which were repaid by year end. The 12% secured promissory notes totaling $390,000 issued by the Company in December 1994 were also repaid in 1996. In connection with the placement of the 12% secured promissory notes, UroQuest issued and the holders of such notes exercised approximately 26,000 warrants for Common Stock at an exercise price of $3.50 per share in 1996.

   The Company's primary internal source of liquidity presently consists of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are private debt, equity financings and bank-provided debt financing.

   As of December 31, 1997 and December 31, 1996, the Company had cash of $11,054,088 and $12,694,047, respectively. The decrease since December 31, 1996 was due to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of December 31, 1997, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

   The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. The Company believes that existing cash and cash equivalents and cash anticipated to be generated from BMT's operations will provide adequate funding for its currently anticipated capital requirements through the calendar year 1998. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company expects its operating losses to continue until the On-Command product achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. All management estimates regarding liquidity and capital requirements are subject to the factors discussed above and those set forth under "Risk Factors" and elsewhere in Item 1. "Business."

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors UroQuest Medical Corporation

We have audited the accompanying consolidated balance sheet of UroQuest Medical Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UroQuest Medical Corporation at December 31, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             /s/ ERNST & YOUNG LLP


Palo Alto, California
February 13, 1998

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
UroQuest Medical Corporation:

   We have audited the accompanying consolidated balance sheets of UroQuest Medical Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UroQuest Medical Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /s/ KPMG Peat Marwick LLP



Salt Lake City, Utah
February 10, 1997

                          UROQUEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Years Ended December 31,
                                              -----------------------------------------------------
                                                  1997                1996                1995
                                               ------------        ------------        ------------
Net sales ..............................       $ 16,541,161        $  2,299,895        $         --

Cost of sales ..........................          9,307,272           1,308,730                  --
                                               ------------        ------------        ------------
  Gross profit .........................          7,233,889             991,165                  --
                                               ------------        ------------        ------------

Operating expenses:
  Research and development .............          2,901,050           2,173,312           1,106,631
  General and administrative ...........          3,997,210           1,091,857             397,523
  Sales and marketing ..................          2,258,963             297,587              46,262
  Severance costs ......................          1,600,000                  --                  --
  Amortization of goodwill .............            643,355              90,982                  --
                                               ------------        ------------        ------------
    Total operating expenses ...........         11,400,578           3,653,738           1,550,416
                                               ------------        ------------        ------------

Operating loss .........................         (4,166,689)         (2,662,573)         (1,550,416)

Other income (expense):
  Interest expense .....................           (180,634)            (82,364)            (54,809)
  Interest income ......................            601,379             124,227              60,688
  Other, net ...........................                 --                  --              30,790
                                               ------------        ------------        ------------
                                                    420,745              41,863              36,669

Loss before provision for income taxes .         (3,745,944)         (2,620,710)         (1,513,747)

Provision for income taxes..............            130,000                  --                  --
                                               ------------        ------------        ------------

Net loss ...............................       $ (3,875,944)       $ (2,620,710)       $ (1,513,747)
                                               ============        ============        ============


Basic and diluted net loss per share....       $      (0.33)
                                               ============

Pro forma basic and diluted net
loss per share (assuming conversion
of preferred stock).....................                           $      (0.45)       $      (0.36)
                                                                   ============        ============
Weighted average shares used in
computing basic and diluted
net loss per share .....................         11,872,647           5,768,198           4,156,968
                                               ============        ============        ============



See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                         ASSETS                                     December 31,
                                                                           -------------------------------
                                                                              1997                1996
                                                                           ------------        ------------
Current assets:
     Cash and cash equivalents .....................................       $ 11,054,088        $ 12,694,047
     Accounts receivable, net of allowance for doubtful accounts
        of $60,000 at December 31, 1997 and 1996 ...................          2,610,764           2,161,849
     Inventories ...................................................          2,449,072           2,622,812
     Prepaid expenses and other current assets .....................            317,319             495,848
                                                                           ------------        ------------
        Total current assets .......................................         16,431,243          17,974,556
                                                                           ------------        ------------

Property, plant and equipment, net .................................          4,413,131           4,542,950

Intangibles, at cost, less accumulated amortization of $1,261,017
     and $476,883 at December 31, 1997 and 1996, respectively ......         11,079,377          12,522,011
                                                                           ------------        ------------
        Total assets ...............................................       $ 31,923,751        $ 35,039,517
                                                                           ============        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable under line of credit ............................       $         --        $    150,000
     Accounts payable ..............................................            659,769             562,442
     Accrued compensation ..........................................            276,639             146,460
     Accrued selling and distribution expenses .....................             73,124             137,500
     Accrued severance costs .......................................            666,376                  --
     Other accrued expenses ........................................          1,060,333             544,500
     Current portion of long-term debt .............................            490,360             442,364
                                                                           ------------        ------------
        Total current liabilities ..................................          3,226,601           1,983,266
                                                                           ------------        ------------

Long-term debt, net of current portion .............................          1,293,175           1,787,437
Deferred income taxes ..............................................                 --             782,500

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value; 16,000,000 shares authorized;
        none issued and outstanding ................................                 --                  --
     Common stock, $.001 par value; 31,000,000 shares authorized;
         11,954,010 and 11,844,602 shares issued and outstanding
         as of December 31, 1997 and 1996, respectively ............             11,954              11,845
     Additional paid-in capital ....................................         36,979,740          36,203,483
     Deferred compensation .........................................            (45,467)            (62,706)
     Accumulated deficit ...........................................         (9,542,252)         (5,666,308)
                                                                           ------------        ------------
        Total stockholders' equity .................................         27,403,975          30,486,314
                                                                           ------------        ------------
        Total liabilities and stockholders' equity .................       $ 31,923,751        $ 35,039,517
                                                                           ============        ============

See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1997


                                                              Preferred Stock               Voting                    Non-Voting
                                                              Issued in Series            Common Stock               Common Stock
                                                             Shares        Value       Shares       Value          Shares     Value
                                                           -------------------------------------------------------------------------
Balance, December 31, 1994 ..............................     614,099   $     614      2,861,796  $    2,862       285,715   $  286
Issuance of 628,573 shares of Series D Preferred
    Stock for cash, net of issuance costs of $87,048 ....     628,573         629             --          --            --       --
Issuance of 10,000 shares of Series C Preferred
    Stock, in exchange for notes payable ................      10,000          10             --          --            --       --
Issuance of 85,715 shares of Common Stock
    for cash, upon exercise of stock options ............          --          --         85,715          86            --       --
Net loss ................................................          --          --             --          --            --       --
                                                           ----------   ---------      ---------  ----------       -------   ------
Balance, December 31, 1995 ..............................   1,252,672       1,253      2,947,511       2,948       285,715      286
                                                           ----------   ---------      ---------  ----------       -------   ------
Issuance of 54,220 shares of Common Stock
    for cash, upon exercise of stock options ............          --          --         54,220          54            --       --
Compensation related to grant of stock options ..........          --          --             --          --            --       --
Deferred compensation related to grant of stock options .          --          --             --          --            --       --
Amortization of deferred compensation ...................          --          --             --          --            --       --
Issuance of 3,350,000 shares of Common Stock in Initial
    Public Offering, net of issuance costs of $2,296,648           --          --      3,350,000       3,350            --       --
Issuance of 2,499,990 shares of Common Stock for
    acquisition of Subsidiary ...........................          --          --      2,499,990       2,500            --       --
Issuance of 1,454,494 shares of Common Stock
    for cash, upon exercise of stock warrants ...........          --          --      1,454,494       1,454            --       --
Conversion of Non-Voting Common Stock to Common Stock ...          --          --        285,715         286      (285,715)    (286)
Conversion of Preferred Stock to Common Stock ...........  (1,252,672)     (1,253)     1,252,672       1,253            --       --
Net loss ................................................          --          --             --          --            --       --
                                                           ----------   ---------      ---------  ----------       -------   ------
Balance, December 31, 1996 ..............................          --          --     11,844,602      11,845            --       --
                                                           ----------   ---------      ---------  ----------       -------   ------
Issuance of 106,551 shares of Common Stock
    for cash, upon exercise of stock options ............          --          --        106,551         106            --       --
Issuance of 2,857 shares of Common Stock
    for consulting services .............................          --          --          2,857           3            --       --
Amortization of deferred compensation ...................          --          --             --          --            --       --
Severance expense related to accelerated vesting
    of stock options ....................................          --          --             --          --            --       --
Net loss ................................................          --          --             --          --            --       --
                                                           ----------   ---------      ---------  ----------       -------   ------
Balance, December 31, 1997 ..............................          --   $      --     11,954,010  $   11,954            --   $   --
                                                           ==========   =========     ==========  ==========       =======   ======

                                                                Additional                                  Total
                                                                 Paid-in      Deferred     Accumulated   Stockholders'
                                                                 Capital    Compensation     Deficit        Equity
                                                           -----------------------------------------------------------
Balance, December 31, 1994 ................................   $  1,940,710  $         --   $ (1,531,851)  $    412,621
Issuance of 628,573 shares of Series D Preferred
    Stock for cash, net of issuance costs of $87,048 ......      2,112,323            --             --      2,112,952
Issuance of 10,000 shares of Series C Preferred
    Stock, in exchange for notes payable ..................         34,990            --             --         35,000
Issuance of 85,715 shares of Common Stock
    for cash, upon exercise of stock options ..............            214            --             --            300
Net loss ..................................................             --            --     (1,513,747)    (1,513,747)
                                                              ------------  ------------   ------------   ------------
Balance, December 31, 1995 ................................      4,088,237            --     (3,045,598)     1,047,126
                                                              ------------  ------------   ------------   ------------
Issuance of 54,220 shares of Common Stock
    for cash, upon exercise of stock options ..............         37,900            --             --         37,954
Compensation related to grant of stock options ............          1,268            --             --          1,268
Deferred compensation related to grant of stock options ...         81,360       (81,360)            --             --
Amortization of deferred compensation .....................             --        18,654             --         18,654
Issuance of 3,350,000 shares of Common Stock in Initial
    Public Offering, net of issuance costs of $2,296,648 ..     17,800,002            --             --     17,803,352
Issuance of 2,499,990 shares of Common Stock for
    acquisition of Subsidiary .............................      9,105,440            --             --      9,107,940
Issuance of 1,454,494 shares of Common Stock
    for cash, upon exercise of stock warrants .............      5,089,276            --             --      5,090,730
Conversion of Non-Voting Common Stock to Common Stock .....             --            --             --             --
Conversion of Preferred Stock to Common Stock .............             --            --             --             --
Net loss ..................................................             --            --     (2,620,710)    (2,620,710)
                                                              ------------  ------------   ------------   ------------
Balance, December 31, 1996 ................................     36,203,483       (62,706)    (5,666,308)    30,486,314
                                                              ------------  ------------   ------------   ------------
Issuance of 106,551 shares of Common Stock
    for cash, upon exercise of stock options ..............         44,629            --             --         44,735
Issuance of 2,857 shares of Common Stock
    for consulting services ...............................         18,645            --             --         18,648
Amortization of deferred compensation .....................             --        17,239             --         17,239
Severance expense related to accelerated vesting
    of stock options ......................................        712,983            --             --        712,983
Net loss ..................................................             --            --     (3,875,944)    (3,875,944)
                                                              ------------  ------------   ------------   ------------
Balance, December 31, 1997 ................................   $ 36,979,740  $    (45,467)  $ (9,542,252)  $ 27,403,975
                                                              ============  ============   ============   ============

       See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended December 31,
                                                                             ----------------------------------------------------
                                                                                 1997                1996                1995
                                                                             ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................       $ (3,875,944)       $ (2,620,710)       $ (1,513,747)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization ...................................          1,512,056             430,689             139,022
     Issuance of stock for services ..................................             18,648                  --                  --
     Severance expense related to accelerated vesting of stock options            712,983                  --                  --
     Loss on sale of property, plant and equipment ...................             10,556                  --                  --
     Write-off of in-process research and development costs ..........                 --             783,000                  --
     Provisions for reserve and allowance ............................            195,635              83,541                 614
     Changes in operating assets and liabilities:
         Accounts receivable .........................................           (448,915)            155,432                  --
         Inventories .................................................            (21,895)             98,597              (9,590)
         Prepaid expenses and other current assets ...................             54,529            (259,145)            (12,221)
         Accounts payable and accrued expenses .......................            678,963             293,523             113,437
         Accrued severance costs .....................................            666,376                  --                  --
                                                                             ------------        ------------        ------------
                Net cash used in operating activities ................           (497,008)         (1,035,073)         (1,282,485)
                                                                             ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment, net .............           (700,068)           (132,143)            (83,468)
         Proceeds from sale of property, plant and equipment .........            108,648                  --                  --
         Business acquisition, net of cash acquired ..................                 --          (9,900,262)                 --
         Other .......................................................                 --              25,756                (614)
                                                                             ------------        ------------        ------------
                Net cash used in investing activities ................           (591,420)        (10,006,649)            (84,082)
                                                                             ------------        ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock ......................             44,735          22,932,036           2,113,252
         Proceeds from issuance of notes payable and long-term debt ..                 --             650,000                  --
         Repayment of notes payable and long-term debt ...............           (596,266)           (959,861)           (197,188)
                                                                             ------------        ------------        ------------
               Net cash (used in) provided by financing activities ...           (551,531)         22,622,175           1,916,064
                                                                             ------------        ------------        ------------

Net increase (decrease) in cash and cash equivalents .................         (1,639,959)         11,580,453             549,497

Cash and cash equivalents at beginning of year .......................         12,694,047           1,113,594             564,097
                                                                             ------------        ------------        ------------

Cash and cash equivalents at end of year .............................       $ 11,054,088        $ 12,694,047        $  1,113,594
                                                                             ============        ============        ============

Supplemental disclosures of cash flow information:
      Cash paid for interest .........................................       $    180,634        $     80,851        $     63,849
      Cash paid for income taxes .....................................            118,000             254,541                  --



See accompanying notes to consolidated financial statements.

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business

          The Company commenced its operations in April 1992 for the purpose of designing, developing, and marketing advanced products for the management and diagnosis of both male and female urological disorders. Prior to October 30, 1996, the Company was considered a development stage company. On October 30, 1996, the Company completed an initial public offering ("IPO") of its Common Stock which generated net proceeds of approximately $17.8 million and acquired all of the Common Stock of BMT, Inc. and its wholly-owned subsidiary, Bivona, Inc. (collectively "BMT"). BMT designs, develops, manufactures and markets a line of proprietary silicone medical device products as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. The Company's principal markets are in the United States, Western Europe and Japan.

 Basis of Presentation

          The consolidated financial statements include the assets and liabilities of the Company and its subsidiaries, all of which are wholly-owned. The results of operations of entities purchased are included in the accompanying consolidated statements of operations since acquisition. All significant intercompany transactions have been eliminated in consolidation.

          Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

  Cash and Cash Equivalents

          The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash and cash equivalents consist primarily of money market funds which are carried at cost which approximates market value.

 Concentration of Credit Risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

         The Company's sales are generated primarily in the United States, Western Europe and Japan. The Company generally does not require collateral or other security in extending credit to customers. Management believes concentration of credit risk with respect to accounts receivable is substantially mitigated by the Company's credit evaluation process, relatively short collection terms, and the geographical dispersion of sales. The Company did not incur any material bad debt write-offs in 1997, 1996 or 1995.

 Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

 Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Depreciation is calculated using straight-line method over the estimated useful lives of the assets, which range from 3 to 15 years.

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

Intangible Assets

         Intangible assets consist of the excess of cost over the fair value of the net assets acquired, patents and trademarks and other intangibles. Intangible assets are amortized using the straight-line method over periods of five to twenty years. Management evaluates the recoverability of these net assets on a periodic basis based on the projected cash flows from estimated future operations.

         Intangible assets at December 31 consist of the following:



                                                      1997                1996
                                                  ------------        ------------
Excess of cost over the fair value of
net assets acquired .........................     $ 11,622,369        $ 12,280,869
Patents and trademarks ......................          650,160             650,160
Other intangibles ...........................           67,865              67,865
                                                  ------------        ------------

Less accumulated amortization ...............       (1,261,017)           (476,883)
                                                  ------------        ------------
                                                  $ 11,079,377        $ 12,522,011
                                                  ============        ============

Income Taxes

         The Company accounts for income taxes using the asset and liability method under Statement of Financial Accounting Standards No. 109. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

         Revenue is recognized by the Company upon shipment.

Net Loss Per Share

         At December 31, 1997, the Company adopted the provisions of Financial Accounting Standard No. 128 Earnings per Share ("SFAS 128") and the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Earnings (loss) per share amounts for all periods have been presented in accordance with SFAS 128 and SAB 98 requirements.

         Basic net loss per share has been calculated based on the weighted average number of shares of common stock outstanding and, in 1996 and 1995, also gives effect, on a pro forma basis, to the conversion of the preferred stock upon the completion of the Company's initial public offering (using the as-if converted method) from original date of issuance.

         If the Company had been in a net income position in the years presented, diluted earnings per share would have been presented separately and would have included the effect of outstanding stock options and warrants, calculated using the treasury stock method, and the conversion of outstanding preferred stock, using the as-if converted method.

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

 Estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Stock-Based Compensation

          The Company has elected to follow Accounting Principles Board
 Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, for employee stock options with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company recognizes compensation expense for those stock options granted to employees with an exercise price less than fair value.

 Effect of New Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") (collectively the "Statements"). The Company is required to adopt these Statements in fiscal 1998. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no material impact on the Company's financial position, results of operations or cash flows.

 2.       INVENTORIES

 Inventories at December 31 consist of the following:

                                     1997             1996
                                  ----------       ----------
 Finished goods ...........       $  589,169       $  748,268
 Work-in-progress .........        1,046,127        1,100,104
 Raw materials and supplies          813,776          774,440
                                  ----------       ----------
                                  $2,449,072       $2,622,812
                                  ==========       ==========

 3.       PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment at December 31 consists of the following:

                                              1997               1996
                                          -----------        -----------
 Land and building.................       $ 2,385,282        $ 2,414,914

 Machinery and equipment...........         3,232,846          2,955,253

 Office furniture and equipment ...           942,911            649,301
                                          -----------        -----------
 Total.............................         6,561,039          6,019,468

 Less accumulated depreciation.....        (2,147,908)        (1,476,518)
                                          -----------        -----------
 Property, plant and equipment, net       $ 4,413,131        $ 4,542,950
                                          ===========        ===========


 Depreciation expense in 1997, 1996, and 1995 was $710,682, $186,473 and $8,750,
 respectively.

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

 4.      NOTES PAYABLE AND LONG-TERM DEBT

 Notes payable and long-term debt at December 31 consist of the following:

                                                                                        1997           1996
                                                                                        ----           ----
Notes payable under bank line of credit agreement; payable on demand and collateralized by certain trade receivables,
   inventory and equipment. Interest at the bank's prime rate is
   payable monthly .........................................................       $       --       $  150,000
                                                                                   ==========       ==========
Long-term debt:
   Bank term note payable monthly, with interest at the bank's prime rate
      (8.5% at December 31, 1997) based upon a seven year amortization. The note matures in October 1999 and is collateralized by certain trade
      receivables, inventory and equipment .................................          696,214        1,073,664

   Mortgage note payable with monthly principal and interest payable at the average weekly yield on United States Treasury Securities (5.5% at
      December 31, 1997) plus 2.25%. The note matures in October 2007 and is
      collateralized by the plant, land and building .......................        1,087,321        1,156,137
                                                                                   ----------       ----------
                                                                                    1,783,535        2,229,801
        Less current maturities ............................................          490,360          442,364
                                                                                   ----------       ----------
                                                                                   $1,293,175       $1,787,437
                                                                                   ==========       ==========

          The loan agreements contain certain restrictive covenants and provide for the maintenance of certain financial requirements. The Company has satisfied all covenants and requirements at December 31, 1997.

         Long-term debt matures as follows:

                    Year ending December 31,

                    1998 ..................           $     490,360
                    1999 ..................                 367,511
                    2000 ..................                  90,691
                    2001 ..................                  97,974
                    2002 ..................                 105,843
                    2003 and thereafter ...                 631,156
                                                       ------------
                                                       $  1,783,535
                                                       ============

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

5.       STOCKHOLDERS' EQUITY

Initial Public Offering

          In October 1996, the Company closed an initial public offering of 3,350,000 shares of common stock which generated net proceeds of $17,803,352, a portion of which was used to fund the acquisition of BMT. In conjunction with the Company's IPO, all outstanding shares of convertible preferred stock were converted to 1,252,672 shares of common stock and all outstanding shares of non-voting common stock were converted to 285,715 shares of common stock.

Stock Warrants

          Concurrent with the Company's IPO, warrants to purchase 1,428,571 shares of common stock were exercised for $5 million. Subsequent to the IPO, warrants to purchase 25,923 shares of common stock for $90,730 were exercised. There were no warrants outstanding at December 31, 1997.

Preferred Stock

         The Company has 16,000,000 undesignated preferred shares authorized, but none outstanding. Terms of the preferred stock will be established by the Board of Directors at the time of issuance.

Stock Plan

          Under the Company's 1994 Stock Plan (the "Plan"), which was adopted by the Board of Directors (the "Board") in March 1994 and was amended, restated and approved by shareholders in September 1997, the Company may grant options and rights to its employees, directors and consultants for up to approximately 3,400,000 shares of common stock.

          Options granted may be either incentive stock options or non-qualified stock options. The exercise price of each option is at least equal to the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options must be granted by March 31, 2004. Options are generally granted at the inception of employment or engagement and generally vest over a four year period.

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

          A summary of the activity of the Plan follows:

                                                                          Years Ended
                                         ----------------------------------------------------------------------------------
                                                 1997                        1996                         1995
                                         -------------------------    ------------------------     ------------------------
                                                         Weighted-                   Weighted-                    Weighted-
                                                         Average                     Average                      Average
                                          Shares         Exercise      Shares        Exercise        Shares       Exercise
                                           (000)          Price        (000)          Price          (000)         Price
                                           -----          -----        -----          -----          -----        ---------
Outstanding at the beginning of year        1,128        $  0.950        1,116        $  0.670        1,233        $  0.630
         Granted ...................        1,649           4.120           77           4.670           47           0.700
         Exercised .................         (107)          0.420          (54)          0.700          (86)          0.004
         Canceled ..................          (32)          4.510          (11)          0.700          (78)          0.700
                                          -------                      -------                      -------
Outstanding at end of year .........        2,638           2.910        1,128           0.950        1,116           0.670
                                          =======                      =======                      =======

Options exercisable
         at year end ...............          813                          572                          450

Weighted-average fair
         value of options granted
         during the year ...........      $  2.83                      $  3.38                      $  0.48


         The following table summarizes information about stock options outstanding at December 31, 1997:

                                       Options Outstanding                         Options Exercisable
                             ---------------------------------------------      ----------------------------
                                             Weighted
                                             Average           Weighted                          Weighted
                             Number         Remaining           Average         Number           Average
       Exercise Price        (000)       Contractual Life   Exercise Price       (000)        Exercise Price
       --------------        -----       ----------------   --------------       -----        --------------
    $0.700  - $1.750           944             6.6 years        $0.706            662             $0.709
    $4.000  - $5.625         1,694             9.5               4.136            151              4.247
                             -----                                                ---
                             2,638             8.4               2.909            813              1.366
                             =====                                                ===


          Had compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                   1997            1996               1995
                                                   ----            ----               ----
     Net loss:               As Reported ....  $ (3,875,944)    $ (2,620,710)     $ (1,513,747)
                             Pro forma ......  $ (4,197,795)    $ (2,664,111)     $ (1,515,661)

     Basic and diluted net   As Reported ....  $      (0.33)    $      (0.45)     $      (0.36)
       loss per share:       Pro forma ......  $      (0.35)    $      (0.46)     $      (0.36)

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

          The effects of calculating compensation cost under SFAS 123 for the years ending December 31, 1997 and 1996, may not be representative of the effects that this calculation may have on reported net losses or income for future years.

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 0% for all years; expected volatility of 82%, 113% and 107%; risk-free interest rates of 5.5%, 6.6% and 6.1%; and expected lives of 5, 3.9 and 3.8 years.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Employee Stock Purchase Plan

          In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan"), and reserved 250,000 common shares for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees may purchase common shares at 85% of the shares' fair market value. Eligible employees may elect to participate through payroll deductions at the maximum level established by the Board of Directors, but not to exceed 15% of the participants base pay, as defined. No shares have been issued from the Purchase Plan as of December 31, 1997.

6.       EMPLOYEE BENEFIT PLAN

         The Company has established a defined contribution employee benefit plan (the "Benefit Plan") pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service, and have attained the age of twenty-one, are eligible to participate in the Benefit Plan. Participants may elect to make salary deferral contributions of up to 15% of their compensation. The Company makes matching contributions of up to 4% of each participant's compensation. The Company made matching contributions of approximately $156,860 and $16,000 for the years ended December 31, 1997 and 1996, respectively.

7.       INCOME TAXES

         The Company recorded a $130,000 provision for state income taxes in 1997 as a result of taxable income earned by its subsidiary in a state where the Company is required to file tax returns on a separate company basis. There was no federal income tax expense in 1997, 1996, and 1995 due to net operating losses.

         The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the effective tax rate is as follows:

                                                       1997
                                                    -----------
Tax provision (benefit) at U.S.
     statutory rate .........................       $(1,273,621)
Valuation allowance for deferred tax assets .         1,273,621
State income tax ............................           130,000
                                                    -----------
                                                    $   130,000
                                                    ===========

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

         The difference between the expected tax benefit and actual tax benefit for 1996 and 1995 is primarily attributable to the effect of net operating losses being offset by an increase in the Company's deferred tax asset valuation allowance.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                        1997               1996
                                                    -----------        -----------
Deferred tax assets:
    Acquired net operating loss carryforwards       $   454,677        $   372,000
    Research and development credits ........            80,000             80,000
    Inventory capitalization and allowances .            23,372             27,000
    Start up and organization costs .........           332,252            570,703
    Net operating loss carryforwards ........         1,901,284          1,024,578
    Allowance for doubtful accounts .........           132,320            112,657
    Other ...................................           551,343             72,000
                                                    -----------        -----------
         Total ..............................         3,475,248          2,258,938
    Less valuation allowance ................        (2,611,268)        (1,900,438)
                                                    -----------        -----------
    Total gross deferred tax assets .........           863,980            358,500

Deferred tax liabilities:
     Depreciation ...........................          (863,980)        (1,017,000)
                                                    -----------        -----------

     Net deferred tax liabilities ...........       $        --        $  (658,500)
                                                    ===========        ===========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets has been established to reflect these uncertainties. In 1997, the Company reduced the valuation allowance to the extent of the deferred tax liabilities generated primarily through the acquisition of BMT with a corresponding reduction in goodwill. The valuation allowance for deferred tax assets increased by $710,830, $764,431 and $564,627 during 1997, 1996 and 1995, respectively.

         As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $5,900,000. The net operating loss carryforwards will expire beginning in 2007, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

  8.     BUSINESS ACQUISITION

         On October 30, 1996, simultaneous with the closing of the Company's IPO, the Company acquired all of the issued and outstanding common stock of BMT. The shareholders of BMT received, in the aggregate, a combination of $10,000,060 cash and 2,499,990 newly issued shares of common stock valued at $9,107,940. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated, based on an estimated fair value, to the net tangible assets and identifiable in-process research and development projects that had not reached technological feasibility. The excess of the purchase price over the fair value of the acquired net tangible and identifiable assets was recorded as goodwill and is being amortized over 20 years on a straight line basis. The amount allocated to in-process research and development projects was written-off to expense in November 1996. The allocation of the purchase price is summarized as follows:

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


Assets acquired........................................... $  7,912,219
Liabilities assumed.......................................   (3,979,331)
Expensed in-process research and development..............      783,000
Net fair market value of property, plant
   and equipment acquired in excess of book value.........    2,111,243

Goodwill..................................................   12,280,869
                                                           ------------

   Total.................................................. $ 19,108,000
                                                           ============

         BMT's results of operations are included in the accompanying consolidated statements of operations since November 1, 1996.

         The unaudited pro forma supplemental information on the results of operations, exclusive of the non-recurring charge (the charge associated with in-process research and development projects has not been reflected in the following pro forma summary as it is non-recurring), for the years ended December 31, 1996 and 1995 include the acquisition as if it had occurred at the beginning of the respective years.

                                1996             1995
                                ----             ----
Revenues................... $ 14,634,838     $ 14,257,413
Net loss...................     (483,601)         (84,428)
Basic and diluted net loss
   per share...............        (0.04)           (0.01)

         The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effected at the beginning of the respective preceding years or of future results of operations of the combined companies.

9.       SEVERANCE COSTS

         The Company included in 1997 operating expenses a non-recurring severance charge of $1,600,000 related to accrued severance payments, stock option compensation expenses and expenses incurred primarily due to certain changes in management personnel in May 1997. Approximately $713,000 of the severance costs were non-cash charges related to stock option compensation.

 10.     LEASE OBLIGATIONS AND COMMITMENTS

        The Company leases office and warehouse space and certain equipment under operating leases that expire through 2000. Minimum future obligations under noncancelable operating leases as of December 31, 1997 are as follows:

                         Year                        Amount
                         ----                        ------
                       1998                         $  192,288
                       1999                             15,778
                       2000                              3,152
                                                    ----------
                       Total                        $  211,218
                                                    ==========

         Total rent expense for operating leases in 1997, 1996, and 1995 was approximately $148,000, $54,500, and $36,200, respectively.

                          UroQuest Medical Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


 11.     MAJOR CUSTOMERS AND EXPORT SALES

         Net sales to one customer amounted to 24% and 21% of total net sales for the years ended December 31, 1997 and 1996, respectively. Outstanding receivables from this customer at December 31, 1997 and 1996 approximated 22% and 21% of total gross accounts receivable, respectively.

          Export sales by major geographic area are as follows:

                        1997           1996
                        ----           ----
Western Europe.....  $1,357,806       $  286,470
Japan .............     163,031           54,264
Other .............     629,477           11,458
                     ----------       ----------
                     $2,150,314       $  352,192
                     ==========       ==========

                          UROQUEST MEDICAL CORPORATION


            MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS
                                   (UNAUDITED)

The Company's stock is traded on the Nasdaq National Market under the Symbol:
UROQ.

The Company's stock commenced trading on October 24, 1996 following the Company's IPO.

The following table shows the market range for the Company's Common Stock:

                                                      High             Low
Fourth Quarter, 1997 ........................       $     6.500   $    2.375
Third Quarter, 1997 .........................             6.500        3.313
Second Quarter, 1997  .......................             7.000        5.000
First Quarter, 1997 .........................             7.125        5.375
Fourth Quarter, 1996 (since October 24, 1996)            10.250        5.250

At December 31, 1997, there were approximately 146 record holders of the Company's Common Stock.

The closing price of the Registrant's Common Stock as reported by The Nasdaq
   National Market on March 20, 1998 was $5.375.

The Company has never declared or paid dividends on its stock and does not anticipate paying dividends in the foreseeable future.

                          UROQUEST MEDICAL CORPORATION

                                 USE OF PROCEEDS
                                   (UNAUDITED)


      The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-07277), which was declared effective on October 24, 1996 (CUSIP number 917285). The information provided is for the period from October 1, 1997 through December 31, 1997. All amounts in the table below represent actual payments, unless otherwise stated.


Use of Net Proceeds                     Directors/Officers(1)   Others(2)         Total
-------------------                     ---------------------   ---------         -----
Construction of plant, building, and
      facilities                              $       --       $       --       $       --
Purchases and installation of machinery
      and equipment                                   --           28,791           28,791
Purchases of real estate                              --               --               --
Acquisition of other business                         --               --               --
Repayment of indebtedness                             --               --               --
Working capital/general corporate
      purposes                                   116,697          510,265          626,962
Other purposes:
    - Clinical trials and research and
      development                                     --          232,119          232,119
    - Sales and marketing activities              38,132          170,467          208,599
    - Severance payments                          82,028            3,986           86,014
                                              ----------       ----------       ----------
                                                 236,857          945,628        1,182,485
Temporary investment:
    - Cash and cash equivalents                       --        2,780,277        2,780,277
                                              ----------       ----------       ----------
                                              $  236,857       $3,725,905       $3,962,762
                                              ==========       ==========       ==========

(1) Direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.

(2)      Direct or indirect payments to others.


      There is no material change in the use of net proceeds as described in the prospectus, except that the Company has used approximately $2.4 million for working capital and general corporate purposes.

                                 EXHIBIT INDEX

EXHIBIT NUMBER                 EXHIBIT DESCRIPTION

   10.2*                 1994 Stock Plan

   23.1a                 Consent of Ernst & Young LLP, Independent Auditors

   23.1b                 Consent of KPMG Peat Marwick LLP

   27.1                  Financial Data Schedule for the year ended December 31, 1997

_______________

   *  Management contract or compensatory plan arrangement