Form 10-K/A
period 1997-12-31
UROQUEST MEDICAL CORP
filed 1998-04-30
CIK 948456

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM
                               -------------------- TO
                               -------------------- .

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

                                 (650) 463-5180
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $27,068,500 on the closing sale price as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding on March 20, 1998 was 11,962,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy statement for its 1998 Annual Meeting of Stockholders.
================================================================================

                                EXPLANATORY NOTE

     On March 31, 1998, UroQuest Medical Corporation (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report"), with the Securities and Exchange Commission.

     The purpose of this amendment to the Annual Report is to amend the cover page of the Annual Report to correct errors in the previously filed Annual Report. The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and the Registrant has been subject to such filing requirements for the past 90 days and disclosures of delinquent filers pursuant to Item 405 of Regulation S-K will be contained within the Registrant's definitive proxy statement. In addition, page 25 of the Annual Report is being amended to provide the information required by Item 401 of Regulation S-K with respect to Registrant's executive officers, pursuant to General Instruction G(3) of Form 10-K.

Tom E. Brandt..........................................  9,408,897    110,043
Jack W. Lasersohn......................................  9,162,303    356,637
Gary Nei...............................................  9,405,897    113,043
Maynard Ramsey, III, M.D. Ph.D.........................  9,408,897    110,043
Elizabeth H. Weatherman................................  9,408,897    112,043

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

                               EXECUTIVE OFFICERS

     As of December 31, 1997, the executive officers of the Registrant, who are elected by the board of directors, are as follows:

     TERRY E. SPRAKER, Ph.D., age 49, has been a director and President and Chief Executive Officer of the Company since May 1997. Before joining the Company, Dr. Spraker was President and Chief Executive Officer of EP Technologies, Inc., a manufacturer of interventional cardiac electrophysiology products, from October 1992 until August 1996. Prior to joining EP Technologies, Dr. Spraker was President of the Medical Systems Division of Ohmeda, an anesthesia and critical care products company, from July 1992 until October 1992 and V.P./General Manager of Anesthesia Systems from July 1987 through June 1992. Dr. Spraker held various general management and engineering positions with Ohmeda and other medical device and equipment manufacturers from October 1977 to June 1987. Dr. Spraker is also a director of Kyphon Corporation, a privately-held medical device company. Dr. Spraker holds a B.S. in Engineering from the University of Bridgeport, a M.S. in Electrical Engineering and a Ph.D. in Bioengineering from Pennsylvania State University.

     JEFFREY L. KAISER, age 47, has served as Vice President, Chief Financial Officer, Treasurer, and Secretary since May 1997. From March 1990 until June 1996, Mr. Kaiser was Vice President, Finance and Administration and Chief Financial Officer of EP Technologies, a manufacturer of interventional cardiac electrophysiology products From October 1988 until February 1990, Mr. Kaiser provided independent financial and business consulting services to various companies. From March 1982 until September 1988, Mr. Kaiser was Chief Financial Officer of various companies that manufactured computer hardware, styrofoam consumer products, and fermentation equipment. Previously, Mr. Kaiser held various positions, including Senior Audit Manager, with Ernst & Young. Mr. Kaiser holds a B.S. in Business Administration from Miami University, Oxford, Ohio. He is a Certified Public Accountant.

     THOMAS E. BRANDT, age 44, has been a director and Chief Operating Officer since October 1996. Mr. Brandt has served as President and Chief Executive Officer of Bivona, Inc. ("Bivona"), a subsidiary of the Company which produces and markets medical products, since June 1989. Prior to joining Bivona, Mr. Brandt held various management, marketing and engineering positions with Dow Corning Corporation, a chemical company. Mr. Brandt holds an M.B.A. from Central Michigan University and a B.S. in Engineering from Iowa State University.

     KEITH W.L. WARD, age 54, has served as Vice President, International since August 1997. From January 1996 until July 1997, Mr. Ward was Sales and Marketing Director, Europe, for the EP Technologies Division of Boston Scientific Corporation, following its merger with EP Technologies, Inc. From October 1993 until January 1996, Mr. Ward was Vice President, International of EP Technologies, a manufacturer of interventional cardiac electrophysiology products. From February 1986 until September 1993, Mr. Ward held various international marketing and business development positions in Ohmeda, a medical equipment and pharmaceutical manufacturer of anesthesia and critical care products. Prior to this time, Mr. Ward held marketing and general management positions in Sherwood Medical Industries and Abbott Laboratories. Mr. Ward holds a B.Sc.Hons. in Chemical Engineering from the University of Surrey, England.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized in Menlo Park, California, on the 30th day of April 1998.

                                          UroQuest Medical Corporation

                                          By:        /s/ TERRY E. SPRAKER,
                                          PH.D.*

                                          --------------------------------------
                                                 TERRY E. SPRAKER, PH.D.
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed by the following persons in the capacities and on the dates indicated:

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

/s/ TERRY E. SPRAKER, PH.D.*                            President, Chief Executive      April 30, 1998
---------------------------------------------------        Officer and Director
Terry E. Spraker, Ph.D.                                         (Principal
                                                            Executive Officer)

/s/ JEFFREY L. KAISER                                     Vice President, Chief         April 30, 1998
---------------------------------------------------    Financial Officer Secretary,
Jeffrey L. Kaiser                                        and Treasurer (Principal
                                                         Financial and Accounting
                                                                 Officer)

/s/ TOM E. BRANDT*                                          Director and Chief          April 30, 1998
---------------------------------------------------         Operating Officer
Tom E. Brandt

/s/ RICHARD C. DAVIS, JR., M.D.*                        Director, Chairman of the       April 30, 1998
---------------------------------------------------               Board
Richard C. Davis, Jr., M.D.

/s/ JACK W. LASERSOHN*                                           Director               April 30, 1998
---------------------------------------------------
Jack W. Lasersohn

/s/ GARY E. NEI*                                                 Director               April 30, 1998
---------------------------------------------------
Gary E. Nei

/s/ MAYNARD RAMSEY, III, M.D., PH.D.*                            Director               April 30, 1998
---------------------------------------------------
Maynard Ramsey, III, M.D., Ph.D.

/s/ ELIZABETH H. WEATHERMAN*                                     Director               April 30, 1998
---------------------------------------------------
Elizabeth H. Weatherman

*By: /s/ JEFFREY L. KAISER
     --------------------------------------------
     Jeffrey L. Kaiser
     Attorney-in-Fact