Form 10-Q
period 1998-03-31
UROQUEST MEDICAL CORP
filed 1998-05-15
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTER ENDED                  Commission File Number
             MARCH 31, 1998                              0-20963

                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


                DELAWARE                               59-3176454
      (state or other jurisdiction                    (IRS Employer
    of incorporation or organization)            Identification Number)

             173 CONSTITUTION DRIVE, MENLO PARK, CALIFORNIA  94025
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

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at April 30, 1998
-----------------------------                  -----------------------------
Common Stock, $.001 par value                           12,033,939

                                      INDEX

PART I - FINANCIAL INFORMATION

        Item 1 -  Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and 1997 (unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997 (unaudited)

                  Notes to Condensed Consolidated Financial Statements

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

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended March 31,
                                                      -------------------------------
                                                          1998               1997
                                                      ------------       ------------
Net sales ......................................      $  4,022,987       $  3,674,598

Cost of sales ..................................         2,066,515          1,866,563
                                                      ------------       ------------
  Gross profit .................................         1,956,472          1,808,035
                                                      ------------       ------------
Operating expenses:
  Research and development .....................           915,423            583,319
  General and administrative ...................         1,234,984            780,130
  Sales and marketing ..........................           642,276            379,514
  Amortization of goodwill .....................           158,046            171,281
                                                      ------------       ------------
    Total operating expenses ...................         2,950,729          1,914,244
                                                      ------------       ------------
Operating loss .................................          (994,257)          (106,209)

Other income (expense):
  Interest expense .............................           (34,827)           (51,017)
  Interest income ..............................           132,360            141,406
                                                      ------------       ------------
                                                            97,533             90,389

Loss before provision for income taxes .........          (896,724)           (15,820)

Provision for income taxes .....................            11,000             47,000
                                                      ------------       ------------
Net loss .......................................      $   (907,724)      $    (62,820)
                                                      ============       ============
Basic and diluted net loss per share ...........      $      (0.08)      $      (0.01)
                                                      ============       ============
Weighted average shares used in computing
  basic and diluted net loss per share .........        11,957,193         11,844,602
                                                      ============       ============

See accompanying notes to condensed consolidated financial statements.

                      UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                    ASSETS                                         March 31,     December 31,
                                                                                     1998            1997
                                                                                 ------------    ------------
                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents ...............................................   $ 10,448,703    $ 11,054,088
     Accounts receivable, net of allowance for doubtful accounts .............      2,804,347       2,610,764
     Inventories .............................................................      2,436,811       2,449,072
     Prepaid expenses and other current assets................................        264,374         317,319
                                                                                 ------------    ------------
        Total current assets .................................................     15,954,235      16,431,243
                                                                                 ------------    ------------
Property, plant and equipment, net ...........................................      4,418,993       4,413,131

Intangibles, at cost, less accumulated amortization ..........................     10,888,403      11,079,377
                                                                                 ------------    ------------
        Total assets .........................................................   $ 31,261,631    $ 31,923,751
                                                                                 ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ........................................................   $    682,396    $    659,769
     Accrued compensation ....................................................        798,302         599,306
     Accrued selling and distribution expenses ...............................         90,895          73,124
     Accrued severance costs .................................................        559,174         666,376
     Other accrued expenses ..................................................        911,013         737,666
     Current portion of long-term debt .......................................        490,360         490,360
                                                                                 ------------    ------------
        Total current liabilities ............................................      3,532,140       3,226,601
                                                                                 ------------    ------------
Long-term debt, net of current portion .......................................      1,174,189       1,293,175

Stockholders' equity:
     Preferred stock, $.001 par value; 16,000,000 shares authorized;
        none issued and outstanding ..........................................             --              --
     Common stock, $.001 par value; 31,000,000 shares authorized;
         12,033,939 and 11,954,010 shares issued and outstanding
         as of March 31, 1998 and December 31, 1997, respectively ............         12,034          11,954
     Additional paid-in capital ..............................................     37,035,611      36,979,740
     Deferred compensation ...................................................        (42,367)        (45,467)
     Accumulated deficit .....................................................    (10,449,976)     (9,542,252)
                                                                                 ------------    ------------
        Total stockholders' equity ...........................................     26,555,302      27,403,975
                                                                                 ------------    ------------
        Total liabilities and stockholders' equity ...........................   $ 31,261,631    $ 31,923,751
                                                                                 ============    ============

See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Three months ended March 31,
                                                                                      -------------------------------
                                                                                          1998               1997
                                                                                      ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .....................................................................   $   (907,724)      $    (62,820)
     Adjustments to reconcile net loss to net
       cash (used in) provided from operating activities:
     Depreciation and amortization ................................................        400,085            361,565
     Provisions for inventory reserves ............................................       (169,777)                --
     Changes in operating assets and liabilities:
         Accounts receivable ......................................................       (193,583)           (11,269)
         Inventories ..............................................................        182,038           (131,885)
         Prepaid expenses and other current assets ................................         52,945            120,722
         Accounts payable and accrued expenses ....................................        412,742            159,353
         Accrued severance costs ..................................................       (107,202)                --
                                                                                      ------------       ------------
                Net cash (used in) provided from operating activities .............       (330,476)           435,666
                                                                                      ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment, net ..........................       (211,874)          (160,581)
                                                                                      ------------       ------------
                Net cash used in investing activities .............................       (211,874)          (160,581)
                                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock ...................................         55,951                 --
         Repayment of notes payable and long-term debt ............................       (118,986)          (257,536)
                                                                                      ------------       ------------
               Net cash used in financing activities ..............................        (63,035)          (257,536)
                                                                                      ------------       ------------
Net (decrease) increase in cash and cash equivalents ..............................       (605,385)            17,549

Cash and cash equivalents at beginning of period ..................................     11,054,088         12,694,047
                                                                                      ------------       ------------
Cash and cash equivalents at end of period ........................................   $ 10,448,703       $ 12,711,596
                                                                                      ============       ============
Supplemental disclosures of cash flow information:
      Cash paid for interest ......................................................   $     34,827       $     51,017

See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements include the assets and liabilities of UroQuest Medical Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1997 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

         The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K (File No. 0-20963) for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

         Certain reclassifications were made to the 1997 condensed consolidated financial statements to conform with the 1998 presentation.

NOTE 2 - NET LOSS PER SHARE

         Basic net loss per share has been calculated based on the weighted average number of shares of common stock outstanding. If the Company had been in a net income position in the periods presented, diluted earnings per share would have been presented separately and would have included the effect of outstanding stock options and warrants, calculated using the treasury stock method.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
Finished goods .............................    $  510,459        $  589,169
Work-in-process ............................     1,246,765         1,046,127
Raw materials and supplies .................       679,587           813,776
                                                ----------        ----------
                                                $2,436,811        $2,449,072
                                                ==========        ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed under "Factors Affecting Operating Results" and elsewhere in this Report.

OVERVIEW

         Since its inception in April 1992, the Company has devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command(R) product, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command product is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

         Since 1996, Bivona Medical Technologies ("BMT") has been a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products and provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States.

         The Company has experienced substantial losses since inception and, as of March 31, 1998, had an accumulated deficit of $10.4 million. In October 1996, the Company raised approximately $17.8 million through the initial public offering of its Common Stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997:

         Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 9% to $4,023,000 for the three months ended March 31, 1998 from $3,675,000 for the three months ended March 31, 1997. The increase is attributable primarily to the increase in sales of proprietary airway management and other proprietary products. Cost of sales of $2,067,000 for the first quarter ended March 31, 1998 increased 11% from $1,867,000 for the same quarter of 1997, due primarily to the increase in sales. The gross margin for the first quarter of 1998 compared to the same period for the prior year remained at 49%.

         Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended March 31, 1998 research and development expenses increased to $915,000 from $583,000 for the three months ended March 31, 1997. The increase was attributable primarily to expanded number of sites participating in the clinical study, additional clinical and site-monitoring personnel hired, increased training and clinical product availability at the clinical sites in order to obtain product performance feedback necessary to direct current and future product designs and to assist in the completion of the clinical study necessary to support a regulatory submission, and increase in other research and development expenditures primarily related to the On-Command product. Research and development expenses are expected to continue to increase in the foreseeable future.

         General and administrative. General and administrative expenses increased to $1,235,000 for the quarter ended March 31, 1998 from $780,000 for the quarter ended March 31, 1997. The increase was attributable primarily to additional personnel costs, professional service costs, facilities expenses and other expenses that support the expansion of the Company's business. General and administrative expenses are expected to increase to support anticipated expansion of the Company's business.

         Sales and marketing. Sales and marketing expenses increased to $642,000 for the three months ended March 31, 1998 from $380,000 for the three months ended March 31, 1997. This increase was due primarily to the commencement of marketing and international selling efforts. Sales and marketing expenses are expected to increase in 1998 partially related to the Company's anticipated limited product launch of the On-Command product in Europe in the second half of 1998.

         Amortization of goodwill. Amortization of goodwill of $158,000 for the quarter ended March 31, 1998 and $171,000 for the quarter ended March 31, 1997 related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

         Other income (expense). Other income (expense) increased to net interest income of $98,000 for the three months ended March 31, 1998 from a net interest income of $90,000 for the same period in 1997. Interest income decreased to $132,000 for the first quarter of 1998 from $141,000 for the same quarter of 1997. The decrease in interest income was attributable to lower net average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $35,000 for the first quarter of 1998 from $51,000 for the same quarter of 1997. The decrease in interest expense was attributable primarily to the lower net average debt balances as the Company is repaying existing loans and has not obtained any new loans.

         Provision for income taxes. The Company recorded $11,000 and $47,000 in provision for state income taxes for the three months ended March 31, 1998 and 1997, respectively, primarily as a result of taxable income earned by its subsidiary in a state where the Company is required to file tax returns on a separate company basis. The Company has not paid any federal income taxes since its inception due to net operating losses. Realization of deferred tax assets is dependant on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of March 31, 1998 and December 31, 1997 to reflect these uncertainties.

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

         Additionally, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems of Year 2000 compliance. These expenditures may result in reduced funds available to purchase products, such as those provided by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing and, beginning in 1997, cash generated from operations at BMT. Since inception, the Company has raised approximately $27 million in net proceeds of equity financing which includes the net proceeds of $17,803,000 from the initial public offering of the Company's Common Stock in October 1996.

         During the three months ended March 31, 1998, net cash flows used in operating activities amounted to $330,000. During the three months ended March 31, 1997, net cash provided from operating activities amounted to $436,000. The increase in net cash flows used in operating activities in the first quarter of 1998 compared to the same quarter in 1997 was due primarily to increase in operating expenses.

         Net additions of property and equipment for the quarters ended March 31, 1998 and 1997 were $212,000 and $161,000, respectively. The Company expects the net addition of property and equipment will increase in 1998 due primarily to additional purchases of property and equipment to support urological products.

         The Company's primary internal source of liquidity presently consists of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are equity financings and bank-provided debt financing.

         As of March 31, 1998 and December 31, 1997, the Company had cash of $10,449,000 and $11,054,000, respectively. The decrease since December 31, 1997 was due to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of March 31, 1998, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

         The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company believes that existing cash and cash equivalents and cash anticipated to be generated from BMT's operations will provide adequate funding for the Company's currently anticipated capital requirements through the calendar year 1998. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company expects its operating losses to continue until the On-Command product achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. All management estimates regarding liquidity and capital requirements are subject to the factors discussed above and in the following section titled "Factors Affecting Operating Results".

FACTORS AFFECTING OPERATING RESULTS

         The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties and include statements regarding the Company's product developments, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Lack of Regulatory Approval and Limited Clinical Data

         The Company's principal product, the On-Command product, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained. The Male On-Command product is currently in a controlled, randomized clinical study in the United States with respect to single use insertions up to 30 days for an acute indication. During the past twelve months, the Company has expanded the number of sites participating in the clinical study, hired additional clinical and site-monitoring personnel and increased the training and clinical product availability at these clinical sites in order to obtain product performance feedback necessary to direct current and future product designs and to assist in the completion of the clinical study necessary to support a regulatory submission. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a regulatory application or that such application will be approved by the FDA. In addition to the acute study currently underway, UroQuest is preparing to submit an IDE to begin a multi-center trial in support of a PMA application for a chronic indication for the Male On-Command product. The Company intends to submit the chronic study IDE during the second quarter of 1998 and anticipates beginning this trial during the third quarter of 1998. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA. A feasibility study of the Female On-Command product is nearing completion. The results of this study will be used to prepare an IDE submission for a controlled, randomized clinical study of this device. There can be no assurance that the FDA will approve such a submission. If either the Male or Female On-Command product does not prove to be safe and effective in clinical testing to the satisfaction of the FDA, the Company will not be able to market or commercialize these On-Command products in the United States. Furthermore, approval for single use insertions of the On-Command product, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command product will prove to be safe and effective in the United States, or that FDA approval will be obtained on a timely basis, if at all. In addition, the clinical studies may identify technical, manufacturing, design or other factors that could delay completion of such testing. If the On-Command product does not prove to be safe and effective in clinical testing or if the Company is otherwise unable to obtain necessary regulatory approval, the Company's business, financial condition and results of operations will be materially adversely affected.

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

Limited Operating History; History of Losses and Expectation of Future Losses

         The Company has a limited history of operations. Since its inception in April 1992, the urology portion of Company has been primarily engaged in research and development of the On-Command product. The Company has experienced substantial operating losses since inception and, as of March 31, 1998, had an accumulated deficit of approximately $10.4 million. The Company expects its operating losses to continue until the On-Command product achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.

Government Regulation

         The Company's products, including the On-Command product, will continue to be subject to pervasive and continuing regulation by the FDA. The FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance of approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

         Companies desiring to market a new medical device generally must obtain either a premarket notification clearance under Section 510(k) of the FDC Act ("510(k)") or premarket approval ("PMA") prior to the introduction of such medical device into the market. In addition, changes to a medical device that significantly affect the safety or efficacy of the device are also subject to FDA review and clearance or approval. Although generally believed to be a shorter, less costly regulatory path than a PMA, the process of obtaining a 510(k) clearance generally requires the submission of supporting data, which may include data from clinical trails of the device. The time period required to assemble and compile this data can be extensive and can extend the regulatory process for a considerable length of time. The PMA process can take several years longer than the 510(k) clearance process and requires the submission of extensive clinical data and supporting information.

         Regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of medical devices for unapproved uses. The Company will be required to adhere to applicable FDA regulations regarding Good Manufacturing Practices ("GMP") and similar regulations in other countries, which include testing, control, and documentation requirements, and with Medical Device Reporting ("MDR") requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

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

         There can be no assurance that the Company will be able to obtain FDA clearance or approval to market the On-Command product or other products in the United States for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Lack of Marketing and Sales Experience

         To date, the Company has not sold any On-Command product. The Company is currently analyzing various sales and marketing methods it intends to use to market the On-Command product in the United States if and when necessary regulatory approvals are obtained. The Company currently employs a small number of marketing and no sales employees for the On-Command product. In addition, the Company intends to market the On-Command product internationally through independent foreign distribution arrangements, none of which are currently in place. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel, establish acceptable international arrangements or otherwise design and implement an effective marketing and sales strategy for the On-Command product.

Manufacturing Risks

         Through BMT, the Company has only manufactured the On-Command product in limited quantities for clinical testing purposes to date. Although BMT has extensive experience in manufacturing custom silicone products, including urological products, the Company does not have experience in manufacturing the On-Command product in commercial quantities. As the Company begins to launch its On-Command product into various markets, the Company may encounter difficulties, delays and significant expenses in scaling up production of the On-Command product, including potential problems involving production yields, quality control, component supply and shortages of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command product at a commercially reasonable price. There can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command product and, in such an event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty Relating to Third-Party Reimbursement

         In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Diapers and absorbents generally do not receive third-party reimbursement and are paid for by the patient. The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On-Command product will likely be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available for the On-Command product or, if available, that it will be sufficient to cover the cost of the product. If third-party reimbursement is unavailable, consumers will have to pay for the On-Command product themselves, resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command product will be dependent upon decisions by the Health Care Financing Administration (and its associates) for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers.

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

Future Capital Needs; Uncertainty of Additional Funding

         The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes existing cash balances and cash anticipated to be generated from BMT operations will provide adequate funding for its capital requirements through calendar year 1998, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity and Capital Resources".

Intellectual Property Litigation Risks

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the urological disorder management market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the United States Patent and Trademark Office ("PTO"). The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company. to protect trade secrets or knowhow owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

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

Uncertainty of BMT Operations

         Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Approximately 45% and 37% of BMT's net sales during 1997 and the three months ended March 31, 1998, respectively, were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1997 and the three months ended March 31, 1998, BMT derived approximately 24% and 15%, respectively, of its net sales from one such customer. Although BMT continues to develop its OEM business, there can be no assurance that BMT will be successful in its efforts or that its OEM customers will continue to use BMT as a manufacturing resource. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past seven years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2 - Changes in Securities and Use of Proceeds

         The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-07277), which was declared effective on October 24, 1996 (CUSIP number 917285). The information provided is for the period from October 24, 1996 through March 31, 1998. All amounts in the table below represent actual payments, unless otherwise stated.

Use of Net Proceeds                           Directors/Officers(1)   Others(3)          Total
----------------------------------            ---------------------  ----------        ----------
Construction of plant, building,
     and facilities                                        --                --                --
Purchases and installation of
     machinery and equipment                               --           193,842           193,842
Purchases of real estate                                   --                --                --
Acquisition of other business                       8,476,330         1,523,670        10,000,000
Repayment of indebtedness                             152,219           750,331           902,550
Working capital/general corporate
     purposes                                         683,001         2,180,013         2,863,014
Other purposes:
   - Clinical trials and
research and development                              101,121         1,102,023         1,203,144
   - Sales and marketing activities                    98,476           429,473           527,949
   - Severance payments                               277,802(2)         39,829           317,631
                                                   ----------        ----------        ----------
                                                    9,788,949         6,219,181        16,008,130
Temporary investment:
   - Cash and cash equivalents                             --         1,795,220         1,795,220
                                                   ----------        ----------        ----------
                                                    9,788,949         8,014,401        17,803,350
                                                   ==========        ==========        ==========

(1) Direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.

(2) Direct or indirect payments to former officers of the Company who resigned in 1997.

(3)   Direct or indirect payments to others.

         There is no material change in the use of net proceeds as described in the prospectus, except that the Company has used approximately $2.9 million for working capital and general corporate purposes.

Item 3 - Defaults upon Senior Securities

         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5 - Other Information

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

          (a)      Exhibits:

    EXHIBIT
    NUMBER     EXHIBIT
    -------    -------
    10.4*      Employment Agreement dated January 2, 1998 between the Company and Terry E. Spraker, Ph.D.

    10.5* Employment Agreement dated January 2, 1998 between the Company and Jeffrey L. Kaiser

    10.8* Employment Agreement dated January 2, 1998 between the Company and Keith W.L. Ward

    10.10* Employment Agreement dated February 18, 1998 between the Company and Alan L. Marquardt

    10.15      Note and Security Agreement between the Company and Richard C.
               Davis, Jr., M.D. dated January 9, 1998 (the note was repaid on
               March 30, 1998.)

    27.1       Financial Data Schedule

----------

* Management contract or compensatory plan arrangement

         (b)      Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UROQUEST MEDICAL CORPORATION


Date: May 14, 1998                     /s/ Terry E. Spraker, Ph.D.
                                       -----------------------------------------
                                       Terry E. Spraker, Ph.D.
                                       President and Chief Executive Officer


Date: May 14, 1998                     /s/ Jeffrey L. Kaiser
                                       -----------------------------------------
                                       Jeffrey L. Kaiser
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS

                                  Description

    EXHIBIT
    NUMBER
    -------
    10.4*      Employment Agreement dated January 2, 1998 between the Company and Terry E. Spraker, Ph.D.

    10.5* Employment Agreement dated January 2, 1998 between the Company and Jeffrey L. Kaiser

    10.8* Employment Agreement dated January 2, 1998 between the Company and Keith W.L. Ward

    10.10* Employment Agreement dated February 18, 1998 between the Company and Alan L. Marquardt

    10.15      Note and Security Agreement between the Company and Richard C.
               Davis, Jr., M.D. dated January 9, 1998 (the note was repaid on
               March 30, 1998.)

    27.1       Financial Data Schedule

----------

* Management contract or compensatory plan arrangement