Form 10-Q
period 1998-06-30
UROQUEST MEDICAL CORP
filed 1998-08-13
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     Commission File Number
JUNE 30, 1998                                                     0-20963

                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                    59-3176454
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

Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



           Class                                    Outstanding at July 31, 1998
-----------------------------                       ----------------------------
Common Stock, $.001 par value                                12,090,322

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1 - Condensed Consolidated Financial Statements

               Condensed Consolidated Statements of Operations for the Three
               Months and the Six Months Ended June 30, 1998 and 1997
               (unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 1998
               (unaudited) and December 31, 1997

               Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1998 and 1997 (unaudited)

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

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three months ended June 30,              Six months ended June 30,
                                                --------------------------------        --------------------------------
                                                   1998                1997                1998                1997
                                                ------------        ------------        ------------        ------------
Net sales ...................................   $  4,497,483        $  3,985,780        $  8,520,470        $  7,660,378

Cost of sales ...............................      2,243,478           2,195,524           4,309,993           4,062,087
                                                ------------        ------------        ------------        ------------
  Gross profit ..............................      2,254,005           1,790,256           4,210,477           3,598,291
                                                ------------        ------------        ------------        ------------

Operating expenses:
  Research and development ..................      1,089,092             711,977           2,004,515           1,295,296
  General and administrative ................      1,114,279             936,932           2,349,263           1,717,062
  Sales and marketing .......................        729,712             420,288           1,371,988             799,802
  Severance costs ...........................             --           1,600,000                  --           1,600,000
  Amortization of goodwill ..................        158,046             157,356             316,092             328,637
                                                ------------        ------------        ------------        ------------
    Total operating expenses ................      3,091,129           3,826,553           6,041,858           5,740,797
                                                ------------        ------------        ------------        ------------

Operating loss ..............................       (837,124)         (2,036,297)         (1,831,381)         (2,142,506)

Other income (expense):
  Interest expense ..........................        (32,888)            (47,391)            (67,715)            (98,408)
  Interest income ...........................        115,836             152,807             248,196             294,213
                                                ------------        ------------        ------------        ------------
    Other income (expenses), net ............         82,948             105,416             180,481             195,805

Loss before provision for income taxes ......       (754,176)         (1,930,881)         (1,650,900)         (1,946,701)

Provision for income taxes ..................         30,000              35,000              41,000              82,000
                                                ------------        ------------        ------------        ------------
Net loss ....................................   $   (784,176)       $ (1,965,881)       $ (1,691,900)       $ (2,028,701)
                                                ============        ============        ============        ============


Basic and diluted net loss per share ........   $      (0.07)       $      (0.17)       $      (0.14)       $      (0.17)
                                                ============        ============        ============        ============

Weighted average shares used in computing
  basic and diluted net loss per share ......     12,034,412          11,844,602          11,996,015          11,844,602
                                                ============        ============        ============        ============



See accompanying notes to condensed consolidated financial statements.

                                UROQUEST MEDICAL CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS                           June 30,          December 31,
                                                                               1998                1997
                                                                           ------------        ------------
                                                                           (Unaudited)
Current assets:
      Cash and cash equivalents .......................................    $  8,443,450        $ 11,054,088
      Accounts receivable, net of allowance for doubtful accounts .....       3,109,541           2,610,764
      Inventories .....................................................       2,671,691           2,449,072
      Prepaid expenses and other current assets .......................         281,523             317,319
                                                                           ------------        ------------
           Total current assets .......................................      14,506,205          16,431,243
                                                                           ------------        ------------

Property, plant and equipment, net ....................................       4,720,320           4,413,131
Goodwill and intangible assets, at cost, less
      accumulated amortization ........................................      10,697,429          11,079,377
Other noncurrent asset ................................................         200,000                  --
                                                                           ------------        ------------
           Total assets ...............................................    $ 30,123,954        $ 31,923,751
                                                                           ============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ................................................    $    620,992        $    659,769
      Accrued compensation ............................................         567,504             599,306
      Accrued severance costs .........................................         268,113             666,376
      Other accrued expenses ..........................................       1,348,793             810,790
      Current portion of long-term debt ...............................         490,360             490,360
                                                                           ------------        ------------
           Total current liabilities ..................................       3,295,762           3,226,601
                                                                           ------------        ------------

Long-term debt, net of current portion ................................       1,053,264           1,293,175

Stockholders' equity:
      Preferred stock, $001 par value; 16,000,000 shares authorized;
           none issued and outstanding ................................              --                  --
      Common stock, $001 par value; 31,000,000 shares authorized;
            12,034,939 and 11,954,010 shares issued and outstanding
            as of June 30, 1998 and December 31, 1997, respectively ...          12,035              11,954
      Additional paid-in capital ......................................      37,036,310          36,979,740
      Deferred compensation ...........................................         (39,265)            (45,467)
      Accumulated deficit .............................................     (11,234,152)         (9,542,252)
                                                                           ------------        ------------
           Total stockholders' equity .................................      25,774,928          27,403,975
                                                                           ------------        ------------
           Total liabilities and stockholders' equity .................    $ 30,123,954        $ 31,923,751
                                                                           ============        ============



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Six months ended June 30,
                                                              --------------------------------
                                                                  1998               1997
                                                              ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ............................................   $ (1,691,900)       $ (2,028,701)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
      Depreciation and amortization .......................        813,890             738,460
      Changes in operating assets and liabilities:
          Accounts receivable .............................       (498,777)           (334,270)
          Inventories .....................................       (222,619)           (191,611)
          Prepaid expenses and other assets ...............         35,796              88,365
          Accounts payable and accrued expenses ...........        467,424             100,596
          Accrued severance costs .........................       (398,263)          1,572,180
                                                              ------------        ------------
                 Net cash used in operating activities ....     (1,494,449)            (54,981)
                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, plant and equipment ......       (732,929)           (230,613)
          Other asset .....................................       (200,000)                 --
                                                              ------------        ------------
                 Net cash used in investing activities ....       (932,929)           (230,613)
                                                              ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock ..........         56,651                  --
          Repayment of notes payable and long-term debt ...       (239,911)           (367,816)
                                                              ------------        ------------
               Net cash used in financing activities ......       (183,260)           (367,816)
                                                              ------------        ------------

Net decrease in cash and cash equivalents .................     (2,610,638)           (653,410)

Cash and cash equivalents at beginning of period ..........     11,054,088          12,694,047
                                                              ------------        ------------

Cash and cash equivalents at end of period ................   $  8,443,450        $ 12,040,637
                                                              ============        ============

Supplemental disclosures of cash flow information:
      Cash paid for interest ..............................   $     68,028        $     98,408
      Cash paid for income taxes ..........................             --              80,000


See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements include the assets and liabilities of UroQuest Medical Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1998, the results of its operations for the three months and the six months ended June 30, 1998 and 1997, and its cash flow for the six months ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1997 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

     The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K (File No. 0-20963) for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective in annual financial statements for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed its review of SFAS 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial reporting.

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

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)



NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                                       June 30, 1998      December 31, 1997
                                                       -------------      -----------------
          Finished goods...........................     $   633,858          $   589,169
          Work-in-process..........................       1,344,184            1,046,127
          Raw materials and supplies...............         693,649              813,776
                                                        -----------          -----------
                                                        $ 2,671,691          $ 2,449,072
                                                        ===========          ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report and the Company's annual report on Form 10-K for the year ended December 31, 1997. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors discussed under "Factors Affecting Operating Results" and elsewhere in this Report.

OVERVIEW

     Since its inception in April 1992, the Company has devoted its efforts primarily to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command(R) product, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command product is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps. The On-Command product is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained.

     Since 1996, Bivona Medical Technologies ("BMT") has been a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products and provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. All of the Company's current revenues relate to sales of BMT products. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. BMT manufactures the Company's On-Command product currently being used in clinical trials.

     The Company has experienced substantial losses since inception and, as of June 30, 1998, had an accumulated deficit of $11.2 million. In October 1996, the Company raised approximately $17.8 million through the initial public offering of its Common Stock.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 13% to $4,497,000 for the three months ended June 30, 1998 from $3,986,000 for the three months ended June 30, 1997. The increase is attributable primarily to the increased quantities of proprietary products sold and products sold on an OEM basis. Cost of sales of $2,243,000 for the second quarter ended June 30, 1998 increased 2% from $2,196,000 for the same quarter of 1997, due primarily to the increase in sales. Gross margin for the second quarter of 1998 increased to 50% from 45% for the same period in prior year. The improvement in gross margin is due primarily to favorable sales mix of higher margin proprietary products and certain manufacturing efficiencies.

     Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended June 30, 1998 research and development expenses increased to $1,089,000 from $712,000 for the three months ended June 30, 1997. The increase was attributable primarily to the increase in research and development expenditures primarily related to the On-Command product and additional clinical and site-monitoring personnel hired to assist in the completion of the clinical study necessary to support regulatory submissions. Research and development expenses are expected to continue to increase in the foreseeable future.

     General and administrative. General and administrative expenses increased to $1,114,000 for the quarter ended June 30, 1998 from $937,000 for the quarter ended June 30, 1997. The increase was attributable primarily to increased personnel costs, facilities and other expenses. General and administrative expenses are expected to increase to support anticipated expansion of the Company's business.

     Sales and marketing. Sales and marketing expenses increased to $730,000 for the three months ended June 30, 1998 from $420,000 for the three months ended June 30, 1997. This increase was due primarily to the commencement of marketing and international distribution efforts related to the On-Command product. Sales and marketing expenses are expected to increase in the foreseeable future, due in part to the Company's limited marketing studies of the On-Command product anticipated to begin in Europe in the second half of 1998.

     Severance costs. The Company did not recognize any severance costs in the three months ended June 30, 1998. Severance costs of $1,600,000 incurred in the three months ended June 30, 1997 were related to the employment termination of certain members of senior management in May 1997. Of this amount, approximately $713,000 was related to non-cash compensation expense due to the acceleration of vesting periods for stock options.

     Amortization of goodwill. Amortization of goodwill of $158,000 for the quarter ended June 30, 1998 and $157,000 for the quarter ended June 30, 1997 related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

     Other income (expense). Other income (expense) decreased to net interest income of $83,000 for the three months ended June 30, 1998 from a net interest income of $105,000 for the same period in 1997. Interest income decreased to $116,000 for the second quarter of 1998 from $153,000 for the same quarter of 1997. The decrease in interest income was attributable to lower net average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $33,000 for the second quarter of 1998 from $47,000 for the same quarter of 1997. The decrease in interest expense was attributable primarily to the lower net average debt balances as the Company is repaying existing loans and has not incurred any new loans.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 11% to $8,520,000 for the six months ended June 30, 1998 from $7,660,000 for the six months ended June 30, 1997. The increase is attributable primarily to the increase in sales of proprietary products. Cost of sales of $4,310,000 for the six months ended June 30, 1998 increased 6% from $4,062,000 for the same period in 1997, due primarily to the increase in sales. Gross margin for the six months ended June 30, 1998 increased to 49% from 47% for the same period in prior year. The improvement in gross margin is due primarily to favorable sales mix of higher margin proprietary products and certain manufacturing efficiencies.

     Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the six months ended June 30, 1998 research and development expenses increased to $2,005,000 from $1,295,000 for the six months ended June 30, 1997. The increase was attributable primarily to the increase in research and development expenditures primarily related to the On-Command product and additional clinical and site-monitoring personnel hired to assist in the completion of the clinical study necessary to support regulatory submissions. Research and development expenses are expected to continue to increase in the foreseeable future.

     General and administrative. General and administrative expenses increased to $2,349,000 for the six months ended June 30, 1998 from $1,717,000 for the six months ended June 30, 1997. The increase was attributable primarily to increased personnel costs, facilities and other expenses. General and administrative expenses are expected to increase to support anticipated expansion of the Company's business.

     Sales and marketing. Sales and marketing expenses increased to $1,372,000 for the six months ended June 30, 1998 from $800,000 for the six months ended June 30, 1997. This increase was due primarily to the commencement of marketing and international distribution efforts related to the On-Command product. Sales and marketing expenses are expected to increase in the foreseeable future, due in part to the Company's limited marketing studies of the On-Command product anticipated to begin in Europe in the second half of 1998.

     Severance costs. The Company did not recognize any severance costs in the six months ended June 30, 1998. Severance costs of $1,600,000 incurred in the six months ended June 30, 1997 were related to the employment termination of certain members of senior management in May 1997. Of this amount, approximately $713,000 was related to non-cash compensation expense due to the acceleration of vesting periods for stock options.

     Amortization of goodwill. Amortization of goodwill of $316,000 for the six months ended June 30, 1998 and $329,000 for the six months ended June 30, 1997 related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

     Other income (expense). Other income (expense) decreased to net interest income of $180,000 for the six months ended June 30, 1998 from a net interest income of $196,000 for the same period in 1997. Interest income decreased to $248,000 for the six months ended June 30, 1998 from $294,000 for the six months ended June 30, 1997. The decrease in interest income was attributable to lower net average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $68,000 for the six months ended June 30, 1998 from $98,000 for the same period in 1997. The decrease in interest expense was attributable primarily to the lower net average debt balances as the Company is repaying existing loans and has not incurred any new loans.

PROVISION FOR INCOME TAXES:

     The Company recorded a $30,000 and $35,000 provision for state income taxes for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, the provision for state income taxes recorded is $41,000 and $82,000, respectively. The provision for state income taxes is recorded primarily as a result of taxable income earned by the Company's subsidiary in a state where the Company is required to file tax returns on a separate company basis. The Company has not paid any federal income taxes since its inception due to net operating losses. Realization of deferred tax assets is dependant on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of June 30, 1998 and December 31, 1997 to reflect these uncertainties.

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

YEAR 2000 COMPLIANCE

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

     Based on modifications planned or already made, the Company believes its internal software will be Year 2000 compliant by the end of the 1998 calendar year. Thus far, management has determined the financial impact of such modifications to be immaterial. There can be no assurances that the Company's software will contain all necessary date code changes to prevent processing errors potentially arising from calculation using the Year 2000 date. Any disruptions in the Company's business as a result of Year 2000 noncompliance could have a material adverse effect on the Company's business, financial condition and result of operations.

     Additionally, the Company believes that the purchasing patterns of customers and potential customers as well as deliveries of goods and services from vendors may be affected by Year 2000 issues. Many companies are expending significant resources to correct or patch their current software systems of Year 2000 compliance. These expenditures may result in reduced funds available to purchase products, such as those provided by the Company. In addition, the timing of the delivery of goods and services by vendors may be altered due to Year 2000 vendor software issues. The Company plans to make inquiries to certain of its key customers and vendors and does not know what the results of such inquiries will be.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing and, beginning in 1997, cash generated from operations at BMT. Since inception, the Company has raised approximately $27 million in net proceeds from equity financings which include the net proceeds of $17.8 million from the initial public offering of the Company's Common Stock in October 1996.

     During the six months ended June 30, 1998, net cash used in operating activities amounted to $1,494,000. During the six months ended June 30, 1997, net cash used in operating activities amounted to $55,000. The increase in net cash flows used in operating activities in the first half of 1998 compared to the same period in 1997 was due primarily to increased activities in research and development, general and administrative, and sales and marketing operations, and cash severance payments.

     Additions of property and equipment for the six months ended June 30, 1998 and 1997 were $733,000 and $231,000, respectively. The Company expects the increase in additions of property and equipment to continue during 1998 due primarily to additional purchases of property and equipment to support the urological product development and infrastructure development at BMT.

     The Company's primary internal source of liquidity presently consists of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are equity financings and bank-provided debt financing.

     As of June 30, 1998 and December 31, 1997, the Company had cash of $8,443,000 and $11,054,000, respectively. The decrease since December 31, 1997 was due primarily to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of June 30, 1998, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

     The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company believes that existing cash and cash equivalents and cash anticipated to be generated from BMT's operations will provide adequate funding for the Company's currently anticipated capital requirements through June 30, 1999. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

FACTORS AFFECTING OPERATING RESULTS

     The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties and include statements regarding the Company's product development, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the Company's expectations are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Lack of Regulatory Approval and Limited Clinical Data

     The Company's principal product, the On-Command product, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained. The Male On-Command product is currently in a controlled, randomized clinical study in the United States with respect to single use insertions up to 30 days for an acute indication. During the past fifteen months, the Company has expanded the number of sites participating in the clinical study, hired additional clinical and site-monitoring personnel and increased the training and clinical product availability at these clinical sites in order to obtain product performance feedback necessary to direct current and future product designs and to assist in the completion of the clinical study necessary to support a regulatory submission. The Company anticipates completing the clinical study during the third quarter of this year. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a regulatory application or that such application will be approved by the FDA. In addition to the acute study currently underway, UroQuest submitted an IDE in the second quarter of 1998 to begin a multi-center trial in support of a PMA application for a chronic indication for the Male On-Command product. The FDA has given the Company approval to begin the chronic study, conditional to addressing several questions raised by the agency. The Company is in the process of discussing and clarifying these issues with the agency and anticipates beginning the study during the third quarter of 1998. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA. A feasibility study of the Female On-Command product has been completed and a report on the feasibility study has been submitted to FDA in the second quarter of 1998. The results of this study have been used to prepare an IDE submission for a controlled, randomized clinical study of this device. There can be no assurance that the FDA will approve such a submission. If approved, the Company anticipates beginning the clinical trial in support of a regulatory application for an acute indication for the Female On-Command product during the fourth quarter of 1998. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a regulatory application or that such application will be approved by the FDA. If either the Male or Female On-Command product does not prove to be safe and effective in clinical testing to the satisfaction of the FDA, the Company will not be able to market or commercialize these On-Command products in the United States. Furthermore, approval for single use insertions of the On-Command product, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command product will prove to be safe and effective, or that FDA approval will be obtained on a timely basis, if at all. In addition, the clinical studies may identify technical, manufacturing, design or other factors that could delay completion of such testing. If the On-Command product does not prove to be safe and effective in clinical testing or if the Company is otherwise unable to obtain necessary regulatory approval, the Company's business, financial condition and results of operations will be materially adversely affected.

Dependence Upon the On-Command Product

     The Company expects to derive a substantial majority of its future revenues from sales of the On-Command product. Although the operations of BMT are expected to be the source of most revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command product in the United States and abroad. The life cycle of the On-Command product is difficult to estimate, particularly in light of continued technological advances, competition and other factors. The failure of the Company to successfully commercialize the On-Command product or to realize significant revenues therefrom would have a material adverse effect on the business, financial condition and results of operations of the Company.

Uncertainty of Market Acceptance

     The On-Command product represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command product will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. The Company believes that recommendations of the On-Command product by physicians will be essential for market acceptance of the On-Command product, and there can be no assurance that any such recommendations will be obtained. Broad use of the On-Command product will require the training of numerous health care professionals and the time required to complete such training could result in a delay or dampening of market acceptance.

Additionally, health care payers' approval of sufficient reimbursement levels for the On-Command product will be an important factor in establishing market acceptance. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command product to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Operating History; History of Losses and Expectation of Future Losses

     The Company has a limited history of operations. Since its inception in April 1992, the urology portion of Company has been primarily engaged in research and development of the On-Command product. The Company has experienced substantial operating losses since inception and, as of June 30, 1998, had an accumulated deficit of approximately $11.2 million. The Company expects its operating losses to continue until the On-Command product achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.


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

     Companies desiring to market a new medical device generally must obtain either a premarket notification clearance under Section 510(k) of the FDC Act ("510(k)") or premarket approval ("PMA") prior to the introduction of such medical device into the market. In addition, changes to a medical device that affect the safety or efficacy of the device are also subject to FDA review and clearance or approval. Although generally believed to be a shorter, less costly regulatory path than a PMA, the process of obtaining a 510(k) clearance generally requires the submission of supporting data, which may include data from clinical trials of the device. The time period required to assemble and compile this data can be extensive and can extend the regulatory process for a considerable length of time. The PMA process can take several years longer than the 510(k) clearance process and requires the submission of extensive clinical data and supporting information.

     Regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. FDA enforcement policy strictly prohibits the marketing of medical devices for unapproved uses. The Company is required to adhere to applicable FDA regulations regarding Good Manufacturing Practices ("GMP") and with Medical Device Reporting ("MDR") requirements and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by state and federal agencies, including the FDA, and by comparable agencies in other countries. In addition, changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely for country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The Company has received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to the On-Command product. The CE mark allows the On-Command product to be commercially available in the European Economic Community. Some countries in which the Company intends to sell devices through distributors either do not currently regulate medical devices such as the On-Command product or have minimal registration requirements other than the CE mark requirement. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market On-Command product.

     There can be no assurance that the Company will be able to obtain or maintain the required clearances or approvals, both domestically and internationally, which would allow the Company to market the On-Command product or other products for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     BMT, as a developer and manufacturer of Class I and Class II medical devices, is also subject to all of the foregoing regulatory requirements of the FDA. Among its activities, BMT markets a range of proprietary and OEM products, most of which have received 510(k) clearance. BMT has made modifications to one or more of its cleared proprietary devices that BMT believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of BMT's determinations not to submit a new 510(k) notice for any of the changes made to BMT's devices. If the FDA requires BMT to submit a new 510(k) notice for any device modification, BMT may be required to recall the modified device and/or be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

     In January 1998, BMT received a Warning Letter from the FDA following BMT's response to the FDA regarding certain deficiencies noted during an on-site FDA inspection in December 1997. BMT management addressed the FDA's concerns noted in the Warning Letter in both written and verbal communication in January and February 1998. In March 1998, BMT received a letter in which the FDA acknowledged BMT's responses and planned actions to address the FDA's concerns and informed BMT that the FDA was planning a follow-up inspection in 1998, which to date has not yet occurred. There can be no assurance that the FDA will determine that BMT has fully addressed the FDA's concerns. Nor can there be any assurance that the FDA will not issue additional Warning Letters in the future. Failure by BMT to adequately address the FDA's concerns could cause the FDA to take additional actions that might cause disruptions in BMT's operations. These disruptions could have a material, adverse effect on the Company's business, financial condition and results of operations.

Lack of Marketing and Sales Experience

     To date, the Company has not sold any On-Command product. The Company is currently analyzing various sales and marketing methods it intends to use to market the On-Command product in the United States if and when necessary regulatory approvals are obtained. The Company currently employs a small number of marketing and no sales employees for the On-Command product. In addition, the Company plans to begin limited marketing studies of the On-Command product in Europe in the second half of 1998, and intends to market the On-Command product internationally through independent foreign distribution arrangements, none of which are formally in place. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel, establish acceptable international arrangements or otherwise design and implement an effective marketing and sales strategy for the On-Command product.

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

Intense Competition and Technological Advances

     Competition in the market for treatment and management of urological disorders is intense and is expected to increase. The Company believes its principal competition will come from existing incontinence management modalities, such as adult diapers and absorbents. The Company also expects to face significant competition from other domestic and international companies that are developing similar and other products and technologies for the management of urological disorders. Most of the Company's competitors and potential competitors have significantly greater financial, technical, research, manufacturing, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which may be offered by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Future Capital Needs; Uncertainty of Additional Funding

     The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes existing cash balances and cash anticipated to be generated from BMT operations will provide adequate funding for its capital requirements through June 30, 1999, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity and Capital Resources".

Intellectual Property Litigation Risks

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the urological disorder management market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the United States Patent and Trademark Office ("PTO"). The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or knowhow owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

     Any litigation or interference proceedings would result in substantial expense to the Company and significant diversion of attention by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third-parties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include future royalty payments. Furthermore, there can be no assurance that necessary licenses would be available to the Company on satisfactory terms or at all. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Approximately 45% and 39% of BMT's net sales during 1997 and the six months ended June 30, 1998, respectively, were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1997 and the six months ended June 30, 1998, BMT derived approximately 24% and 16%, respectively, of its net sales from one such customer. There can be no assurance that BMT's OEM customers will continue to use BMT as a manufacturing resource. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past seven years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Not applicable

Item 2 -  Changes in Securities and Use of Proceeds

     The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-07277), which was declared effective on October 24, 1996 (CUSIP number 917285). The information provided is for the period from October 24, 1996 through June 30, 1998. All amounts in the table below represent actual payments, unless otherwise stated.

Use of Net Proceeds                                    Directors/Officers(1)     Others(3)         Total
-------------------                                    ---------------------     ---------         -----
Construction of plant, building, and facilities             $        --         $        --      $         --
Purchases and installation of machinery and equipment                --             198,441           198,441
Purchases of real estate                                             --                  --                --
Acquisition of other business                                 8,476,330           1,523,670        10,000,000
Repayment of indebtedness                                       152,219             750,331           902,550
Working capital/general corporate purposes                      880,393           2,570,135         3,450,528
Other purposes:
   - Clinical trials and research and development               140,682           1,298,309         1,438,991
   - Sales and marketing activities                             153,278             609,401           762,679
   - Severance payments                                         423,791(2)           64,901           488,692
                                                            -----------         -----------      ------------
                                                             10,226,693           7,015,188        17,241,881
Temporary investment:
   - Cash and cash equivalents                                       --             561,469           561,469
                                                            -----------         -----------      ------------
                                                            $10,226,693         $ 7,576,657      $ 17,803,350
                                                            ===========         ===========      ============

(1) Direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten percent or more of any class of equity securities of the Company; and to affiliates of the Company.

(2) Direct or indirect payments to former officers of the Company who resigned in 1997.

(3)  Direct or indirect payments to others.

     There is no material change in the use of net proceeds as described in the prospectus, except that the Company has used approximately $3.5 million for working capital and general corporate purposes.

Item 3 - Defaults upon Senior Securities

     Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company solicited proxies for an annual meeting of stockholders on June 25, 1998 to all of the Company's stockholders. The election of all directors was conducted and the following nominees were elected: Richard C. Davis, M.D., Terry
E. Spraker, Ph.D., Tom E. Brandt, Jack W. Lasersohn, Gary Nei, Maynard Ramsey, III, M.D. Ph.D., Elizabeth H. Weatherman. The vote with respect to each nominee was as follows:

                                              Votes               Votes
Name                                           For              Withheld
----                                          -----             --------
Richard C. Davis, M.D.                     10,149,780              38,952
Terry E. Spraker, Ph.D.                     8,300,157           1,888,575
Tom E. Brandt                              10,149,780              38,952
Jack W. Lasersohn                           8,299,257           1,889,475
Gary Nei                                   10,146,480              42,252
Maynard Ramsey, III, M.D. Ph.D.            10,148,780              39,952
Elizabeth H. Weatherman                    10,147,380              41,352

     Ernst & Young LLP was ratified as the independent auditors of the Company for the fiscal year ending December 31, 1998 with 10,116,982 votes in favor, 6,050 votes against and 65,700 abstentions.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          EXHIBIT
          NUMBER       EXHIBIT
          -------      -------
          10.16        Note and Security Agreement between the Company
                       and Alan  Marquardt dated May 7, 1998

          27.1         Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           UROQUEST MEDICAL CORPORATION


Date: August 13, 1998                      /s/ Terry E. Spraker, Ph.D.
                                           -------------------------------------
                                           Terry E. Spraker, Ph.D.
                                           President and Chief Executive Officer


Date: August 13, 1998                      /s/ Jeffrey L. Kaiser
                                           -------------------------------------
                                           Jeffrey L. Kaiser
                                           Vice President, Chief Financial
                                           Officer, Treasurer and Secretary
                                           (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
-------                  -----------
 10.16                   Note and Security Agreement between the Company and
                         Alan Marquardt dated May 7, 1998.

 27.1                    Financial Data Schedule