Form 10-Q
period 1998-09-30
UROQUEST MEDICAL CORP
filed 1998-11-13
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     Commission File Number
SEPTEMBER 30, 1998                                                       0-20963



                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                    59-3176454
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

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



            Class                                Outstanding at October 30, 1998
-----------------------------                    -------------------------------
Common Stock, $.001 par value                              12,118,322

                                      INDEX



PART I - FINANCIAL INFORMATION

       Item 1 -  Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended September 30, 1998 and 1997 (unaudited)

                 Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997

                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997 (unaudited)

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

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                               Three months ended September 30,      Nine months ended September 30,
                                               -------------------------------       -------------------------------
                                                   1998               1997               1998               1997
                                               ------------       ------------       ------------       ------------
Net sales ...............................      $  4,426,670       $  4,287,298       $ 12,947,140       $ 11,947,676

Cost of sales ...........................         2,210,863          2,515,033          6,520,856          6,577,120
                                               ------------       ------------       ------------       ------------
  Gross profit ..........................         2,215,807          1,772,265          6,426,284          5,370,556
                                               ------------       ------------       ------------       ------------
Operating expenses:
  Research and development ..............           986,520            680,025          2,991,036          1,975,321
  General and administrative ............         1,263,593          1,147,471          3,612,856          2,864,533
  Sales and marketing ...................           638,387            613,495          2,010,375          1,413,297
  Severance costs .......................                --                 --                 --          1,600,000
  Amortization of goodwill ..............           158,046            157,359            474,138            485,996
                                               ------------       ------------       ------------       ------------
    Total operating expenses ............         3,046,546          2,598,350          9,088,405          8,339,147
                                               ------------       ------------       ------------       ------------

Operating loss ..........................          (830,739)          (826,085)        (2,662,121)        (2,968,591)

Other income (expense):
  Interest expense ......................           (39,156)           (43,816)          (106,871)          (142,224)
  Interest income .......................           107,932            157,763            356,129            451,976
                                               ------------       ------------       ------------       ------------
    Other income (expenses), net ........            68,776            113,947            249,258            309,752

Loss before provision for income taxes ..          (761,963)          (712,138)        (2,412,863)        (2,658,839)

Provision for income taxes ..............            35,000             40,000             76,000            122,000
                                               ------------       ------------       ------------       ------------

Net loss ................................      $   (796,963)      $   (752,138)      $ (2,488,863)      $ (2,780,839)
                                               ============       ============       ============       ============

Basic and diluted net loss per share ....      $      (0.07)      $      (0.06)      $      (0.21)      $      (0.23)
                                               ============       ============       ============       ============

Weighted average shares used in computing
  basic and diluted net loss per share ..        12,087,222         11,879,566         12,026,752         11,856,385
                                               ============       ============       ============       ============


See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                September 30,      December 31,
                                                                    1998              1997
                                                                ------------       ------------
                        ASSETS                                  (Unaudited)
Current assets:
    Cash and cash equivalents ...............................   $  7,757,864       $ 11,054,088
    Accounts receivable, net of allowance for
      doubtful accounts .....................................      2,792,342          2,610,764
    Inventories .............................................      2,797,611          2,449,072
    Prepaid expenses and other current assets ...............        258,264            317,319
                                                                ------------       ------------
       Total current assets .................................     13,606,081         16,431,243
                                                                ------------       ------------

Property, plant and equipment, net ..........................      4,826,816          4,413,131
Goodwill and intangible assets, at cost, less
    accumulated amortization ................................     10,506,455         11,079,377
Other noncurrent asset ......................................        200,000                 --
                                                                ------------       ------------
       Total assets .........................................   $ 29,139,352       $ 31,923,751       .
                                                                ============       ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................   $    488,043       $    659,769
    Accrued compensation ....................................        853,403            599,306
    Accrued severance costs .................................        123,199            666,376
    Other accrued expenses ..................................      1,163,085            810,790
    Current portion of long-term debt .......................        490,360            490,360
                                                                ------------       ------------
       Total current liabilities ............................      3,118,090          3,226,601
                                                                ------------       ------------

Long-term debt, net of current portion ......................        929,619          1,293,175

Stockholders' equity:
    Preferred stock, $.001 par value; 16,000,000 shares
       authorized; none issued and outstanding ..............             --                 --
    Common stock, $.001 par value; 31,000,000 shares
        authorized; 12,118,322 and 11,954,010
        shares issued and outstanding as of September
        30, 1998 and December 31, 1997,
        respectively ........................................         12,118             11,954
    Additional paid-in capital ..............................     37,146,806         36,979,740
    Deferred compensation ...................................        (36,166)           (45,467)
    Accumulated deficit .....................................    (12,031,115)        (9,542,252)
                                                                ------------       ------------
       Total stockholders' equity ...........................     25,091,643         27,403,975
                                                                ------------       ------------
       Total liabilities and stockholders' equity ...........   $ 29,139,352       $ 31,923,751
                                                                ============       ============



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss ........................................................      $ (2,488,863)      $ (2,780,839)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
       Depreciation and amortization ...................................         1,239,640          1,114,603
       Severance expense related to accelerated vesting of stock options                --            712,983
       Changes in operating assets and liabilities:
           Accounts receivable .........................................          (181,578)          (926,876)
           Inventories .................................................          (348,539)          (283,445)
           Prepaid expenses and other assets ...........................            59,055             99,812
           Accounts payable and accrued expenses .......................           434,666            796,144
           Accrued severance costs .....................................          (543,177)           762,601
                                                                              ------------       ------------
                  Net cash used in operating activities ................        (1,828,796)          (505,017)
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property, plant and equipment ..................        (1,071,102)          (510,931)
           Other asset .................................................          (200,000)                --
                                                                              ------------       ------------
                  Net cash used in investing activities ................        (1,271,102)          (510,931)
                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from issuance of common stock ......................           167,230             43,333
           Repayment of notes payable and long-term debt ...............          (363,556)          (480,275)
                                                                              ------------       ------------
               Net cash used in financing activities ...................          (196,326)          (436,942)
                                                                              ------------       ------------

Net decrease in cash and cash equivalents ..............................        (3,296,224)        (1,452,890)
Cash and cash equivalents at beginning of period .......................        11,054,088         12,694,047
                                                                              ------------       ------------
Cash and cash equivalents at end of period .............................      $  7,757,864       $ 11,241,157
                                                                              ============       ============

Supplemental disclosures of cash flow information:
      Cash paid for interest ...........................................      $     86,426       $    142,224
      Cash paid for income taxes .......................................            15,000             80,000



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements include the assets and liabilities of UroQuest Medical Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1998, the results of its operations for the three months and the nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1997 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

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

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



NOTE 3 - INVENTORIES

        Inventories consist of the following:

                                          September 30,    December 31,
                                              1998            1997
                                          -------------    ------------
Finished goods ........................    $  853,443      $  589,169
Work-in-process .......................     1,249,490       1,046,127
Raw materials and supplies ............       694,678         813,776
                                           ----------     -----------
                                           $2,797,611     $ 2,449,072
                                           ==========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report and the Company's annual report on Form 10-K for the year ended December 31, 1997. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors including those discussed under "Factors Affecting Operating Results" and elsewhere in this Report.

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

        The Company has experienced substantial losses since inception and, as of September 30, 1998, had an accumulated deficit of $12 million. In October 1996, the Company raised approximately $17.8 million through the initial public offering of its Common Stock.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

        Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 3% to $4,427,000 for the three months ended September 30, 1998 from $4,287,000 for the three months ended September 30, 1997. The increase is attributable primarily to increased quantities of proprietary products sold. Cost of sales of $2,211,000 for the quarter ended September 30, 1998 decreased 12% from $2,515,000 for the same quarter in 1997, due partly to a greater percentage of higher margin proprietary product sales in the third quarter of 1998. In addition, during the three months ended September 30, 1997, scale-up costs and validation costs related to certain OEM product lines were incurred. Gross margin for the third quarter of 1998 increased to 50% from 41% for the same period in the prior year. The improvement in gross margin is due primarily to favorable growth in sales of higher margin proprietary products, price increases in certain OEM products and other manufacturing efficiency improvements.

        Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended September 30, 1998, research and development expenses increased to $987,000 from $680,000 for the three months ended September 30, 1997. The increase was attributable primarily to the increase in research and development expenditures primarily related to the On-Command product and additional clinical and site-monitoring personnel hired to assist in the completion of the clinical studies necessary to support regulatory submissions. Research and development expenses are expected to continue to increase in the foreseeable future as the result of additional product development, clinical testing and regulatory efforts.

        General and administrative. General and administrative expenses increased to $1,264,000 for the quarter ended September 30, 1998 from $1,147,000 for the quarter ended September 30, 1997. The increase was attributable primarily to increased personnel costs, facilities and other expenses. General and administrative expenses are expected to increase to support the anticipated expansion of the Company's business.

        Sales and marketing. Sales and marketing expenses increased to $638,000 for the three months ended September 30, 1998 from $613,000 for the three months ended September 30, 1997. This increase was due primarily to increased personnel costs, travel, marketing materials and other expenses. Sales and marketing expenses are expected to increase in the foreseeable future, due in part to the Company's European marketing evaluation studies of its Male and Female On-Command product that have been initiated in the fourth quarter of 1998.

        Amortization of goodwill. Amortization of goodwill of $158,000 for the quarter ended September 30, 1998 and $157,000 for the quarter ended September 30, 1997 related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

        Other income (expense). Other income (expense) decreased to net interest income of $69,000 for the three months ended September 30, 1998 from a net interest income of $114,000 for the same period in 1997. Interest income decreased to $108,000 for the third quarter of 1998 from $158,000 for the same quarter of 1997. The decrease in interest income was attributable to lower net average cash balances, due primarily to net cash being used in operating activities and purchases of property and equipment. Interest expense decreased to $39,000 for the third quarter of 1998 from $44,000 for the same quarter of 1997. The decrease in interest expense was attributable primarily to the lower net average debt balances as the Company is repaying existing loans and has not incurred any new loans.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997:

        Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 8% to $12,947,000 for the nine months ended September 30, 1998 from $11,948,000 for the nine months ended September 30, 1997. The increase is attributable primarily to the increase in sales of proprietary products. Cost of sales of $6,521,000 for the nine months ended September 30, 1998 decreased 1% from $6,577,000 for the same period in 1997, due partly to a greater percentage of higher margin proprietary product sales in the nine-month period ended September 30, 1998. In addition, during the three months ended September 30, 1997, scale-up costs and validation costs related to certain OEM product lines were incurred. Gross margin for the nine months ended September 30, 1998 increased to 50% from 45% for the same period in the prior year. The improvement in gross margin is due primarily to favorable growth in sales of higher margin proprietary products, price increases in certain OEM products and other manufacturing efficiency improvements.


        Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the nine months ended September 30, 1998, research and development expenses increased to $2,991,000 from $1,975,000 for the nine months ended September 30, 1997. The increase was attributable primarily to the increase in research and development expenditures primarily related to the On-Command product and additional clinical and site-monitoring personnel hired to assist in the completion of the clinical studies necessary to support regulatory submissions. Research and development expenses are expected to continue to increase in the foreseeable future as the result of additional product development, clinical testing and regulatory efforts.

        General and administrative. General and administrative expenses increased to $3,613,000 for the nine months ended September 30, 1998 from $2,865,000 for the nine months ended September 30, 1997. The increase was attributable primarily to increased personnel costs, facilities and other expenses. General and administrative expenses are expected to increase to support the anticipated expansion of the Company's business.

        Sales and marketing. Sales and marketing expenses increased to $2,010,000 for the nine months ended September 30, 1998 from $1,413,000 for the nine months ended September 30, 1997. This increase was due primarily to increased personnel costs, travel, marketing materials and other expenses. Sales and marketing expenses are expected to increase in the foreseeable future, due in part to the Company's European marketing evaluation studies of its Male and Female On-Command product that have been initiated in the fourth quarter of 1998.

        Severance costs. The Company did not recognize any severance costs in the nine months ended September 30, 1998. Severance costs of $1,600,000 incurred in the nine months ended September 30, 1997 were related to the employment termination of certain members of senior management in May 1997. Of this amount, approximately $713,000 was related to non-cash compensation expense due to the acceleration of vesting periods for stock options.

        Amortization of goodwill. Amortization of goodwill of $474,000 for the nine months ended September 30, 1998 and $486,000 for the nine months ended September 30, 1997 related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

        Other income (expense). Other income (expense) decreased to net interest income of $249,000 for the nine months ended September 30, 1998 from a net interest income of $310,000 for the same period in 1997. Interest income decreased to $356,000 for the nine months ended September 30, 1998 from $452,000 for the nine months ended September 30, 1997. The decrease in interest income was attributable to lower net average cash balances, due primarily to net cash being used in operating activities and purchases of property and equipment. Interest expense decreased to $107,000 for the nine months ended September 30, 1998 from $142,000 for the same period in 1997. The decrease in interest expense was attributable primarily to the lower net average debt balances as the Company is repaying existing loans and has not incurred any new loans.

PROVISION FOR INCOME TAXES:

        The Company recorded a $35,000 and $40,000 provision for state income taxes for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997, the provision for state income taxes recorded is $76,000 and $122,000, respectively. The provision for state income taxes is recorded primarily as a result of taxable income earned by the Company's subsidiary in a state where the Company is required to file tax returns on a separate company basis. The Company has not paid any federal income taxes since its inception due to net operating losses. Realization of deferred tax assets is dependant on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of September 30, 1998 and December 31, 1997 to reflect these uncertainties.

        As of December 31, 1997, the Company had federal net operating loss carryforwards of approximately $5,400,000. The net operating loss carryforwards will expire beginning in 2007, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986, as amended. This annual limitation may result in the expiration of net operating loss carryforwards before utilization.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems (hardware and software) and/or devices with embedded date-sensitive chips used by many companies may need to be upgraded or replaced to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

        Based on recent assessment that has been completed, the Company believes that all its computer programs and hardware that have date-sensitive software or embedded chips will properly utilize dates beyond December 31, 1999, primarily as a result of system upgrades which were originally planned to enhance business operations.

        The completed assessment indicated that most of the Company's significant information technology systems, if not upgraded or modified, could be affected. These systems include accounting programs, internally developed software and other PC-based applications. The Company is currently completing an upgrade to its accounting system; such upgrade was originally intended to facilitate business operations. The upgraded accounting system is certified by the vendor that it is Year 2000 compliant. Regarding its internally developed software, the Company determined that approximately 5% of the lines of codes in the software had to be changed to resolve the Year 2000 Issue. The Company believes such changes have been fully completed. PC-based applications that are currently used by the Company are certified by the vendors at time of purchase that they are Year 2000 compliant; therefore, no replacements or upgrades are considered necessary. The assessment also indicated that the embedded chips used in production and manufacturing equipment are not date-sensitive and thus will not be affected by the Year 2000 Issue. The cost directly related to addressing Year 2000 issues has been determined to be immaterial.

        The Company is planning to purchase software to test all its information technology systems regarding Year 2000 compliance. The Company is now identifying and evaluating certain testing programs and anticipates completing the testing process by the first half of calendar year 1999.

        The Company has also begun making queries to its significant suppliers of their Year 2000 readiness. To date, the Company is not aware of any suppliers with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of noncompliance by suppliers is not determinable.

        The Company presently believes that with upgrades or modifications of existing computer systems, the Year 2000 Issue can be mitigated. However, if such upgrades or modifications fail to address the Year 2000 issues, the Company's business, financial condition and result of operations could be materially adversely affected. The extent of the financial impact due to a Year 2000 noncompliance cannot be reasonably estimated at this time.

        The Company currently has no contingency plans in place in the event that its computer systems are not Year 2000 compliant. The Company plans to evaluate and determine whether such a plan is necessary after the internal testing process is completed in the first half of calendar year 1999. The Company is considering developing certain strategies in the case that its key suppliers do not resolve their Year 2000 issues in a timely manner.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing and, beginning in 1997, cash generated from operations at BMT. Since inception, the Company has raised approximately $28 million in net proceeds from equity financings which include the net proceeds of $17.8 million from the initial public offering of the Company's Common Stock in October 1996.

        During the nine months ended September 30, 1998, net cash used in operating activities amounted to $1,829,000. During the nine months ended September 30, 1997, net cash used in operating activities amounted to $505,000. The increase in net cash flows used in operating activities in the first nine months in 1998 compared to the same period in 1997 was due primarily to increased activities in research and development, general and administrative, and sales and marketing operations, and cash severance payments.

        Additions of property and equipment for the nine months ended September 30, 1998 and 1997 were $1,071,000 and $511,000, respectively. The Company expects the increase in additions of property and equipment to continue through the end of 1998 due primarily to additional purchases of property and equipment to support the urological product development and infrastructure development at BMT.

        The Company's primary internal source of liquidity presently consists of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are equity financings and bank-provided debt financing.

        As of September 30, 1998 and December 31, 1997, the Company had cash of $7,758,000 and $11,054,000, respectively. The decrease since December 31, 1997 was due primarily to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of September 30, 1998, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

        The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of BMT's proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company believes that existing cash and cash equivalents and cash anticipated to be generated from BMT's operations will provide adequate funding for the Company's currently anticipated capital requirements through June 30, 1999. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Lack of Regulatory Approval and Limited Clinical Data

        The Company's principal product, the On-Command product, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained. The Company has recently completed a controlled, randomized clinical study in the United States on its Male On-Command product with respect to single-use insertions up to 30 days for an acute indication. The Company submitted a 510(k) premarket notification to the FDA for the acute indication for its Male On-Command product during the third quarter of this year. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the 510(k) application will be cleared by the FDA. In addition to the acute study, the FDA granted the Company conditional approval to begin a Male On-Command chronic single arm trial involving multiple sequential monthly insertions. The Company began enrolling patients in September 1998 in this clinical trial. Upon completion of the chronic study, the Company expects to apply for marketing approval of the On-Command for chronic indications under PMA regulations. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA. A feasibility study of the Female On-Command product was completed and a report on the feasibility study was submitted to the FDA in the second quarter of 1998. The results of this study were used to prepare an IDE submission for a controlled, randomized clinical study of this device, which the Company submitted in August 1998, and which received conditional FDA approval in September 1998. The Company anticipates beginning the clinical trial in support of a regulatory application for an acute indication for the Female On-Command product during the next 90 days. There can be no assurance that the FDA will determine that the data derived from the clinical study will support the safety and efficacy of the device nor that the data will be sufficient to file a regulatory application or that such application will be approved by the FDA. If either the Male or Female On-Command product does not prove to be safe and effective in clinical testing to the satisfaction of the FDA, the Company will not be able to market or commercialize these On-Command products in the United States. Furthermore, approval for single use insertions of the On-Command product, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command product will prove to be safe and effective, or that FDA clearance or approval will be obtained on a timely basis, if at all. In addition, the clinical studies may identify technical, manufacturing, design or other factors that could delay completion of such testing. If the On-Command product does not prove to be safe and effective in clinical testing or if the Company is otherwise unable to obtain necessary regulatory approval, the Company's business, financial condition and results of operations will be materially adversely affected.

Dependence Upon the On-Command Product

        The Company expects to derive a substantial majority of its future revenues from sales of the On-Command product. Although the operations of BMT are expected to be the source of most of the Company's revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command product in the United States and abroad. The life cycle of the On-Command product is difficult to estimate, particularly in light of continued technological advances, competition and other factors. The failure of the Company to successfully commercialize the On-Command product or to realize significant revenues therefrom would have a material adverse effect on the business, financial condition and results of operations of the Company.

Uncertainty of Market Acceptance

        The On-Command product represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command product will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. The Company believes that recommendations of the On-Command product by physicians will be essential for market acceptance of the On-Command product, and there can be no assurance that any such recommendations will be obtained. Broad use of the On-Command product will require the training of numerous health care professionals and the time required to complete such training could result in a delay or dampening of market acceptance. Additionally, health care payers' approval of sufficient reimbursement levels for the On-Command product will be an important factor in establishing market acceptance. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the costs and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command product to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Operating History; History of Losses and Expectation of Future Losses

        The Company has a limited history of operations. Since its inception in April 1992, the urology portion of the Company has been primarily engaged in research and development of the On-Command product. The Company has experienced substantial operating losses since inception and, as of September 30, 1998, had an accumulated deficit of approximately $12 million. The Company expects its operating losses to continue until the On-Command product achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.


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

        Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely for country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The Company has received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to the On-Command product. The CE mark allows the On-Command product to be commercially available in the European Union. Some countries in which the Company intends to sell devices through distributors either do not currently regulate medical devices such as the On-Command product or have minimal registration requirements other than the CE mark requirement. However, these countries may develop more extensive regulations in the future that could affect the Company's ability to market On-Command product.

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

Lack of Marketing and Sales Experience

        To date, the Company has not sold any On-Command product. The Company is currently analyzing various sales and marketing methods it intends to use to market the On-Command product in the United States if and when necessary regulatory approvals are obtained. The Company currently employs a small number of marketing and no sales employees for the On-Command product. In addition, the Company began marketing evaluation studies of the On-Command product in Europe in the fourth quarter of 1998, and intends to market the On-Command product internationally through independent foreign distribution arrangements, none of which is formally in place. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel, establish acceptable international arrangements or otherwise design and implement an effective marketing and sales strategy for the On-Command product.

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

Intense Competition and Technological Advances

        Competition in the market for treatment and management of urological disorders is intense and is expected to increase. The Company believes it will face considerable competition from existing incontinence management modalities, such as intermittent, Foley, external and suprapubic catheters, adult diapers and absorbents, and penile clamps. The Company also expects to face significant competition from other domestic and international companies that are developing similar and other products and technologies for the management of urological disorders. Most of the Company's competitors and potential competitors have significantly greater financial, technical, research, manufacturing, marketing, sales, distribution and other resources than the Company. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than any which may be offered by the Company, or that such competitors will not succeed in obtaining regulatory approval, introducing or commercializing any such products prior to the Company. Such developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of BMT Operations

        Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Approximately 45% and 39% of BMT's net sales during 1997 and the nine months ended September 30, 1998, respectively, were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1997 and the nine months ended September 30, 1998, BMT derived approximately 24% and 17%, respectively, of its net sales from one such customer. There can be no assurance that BMT's OEM customers will continue to use BMT as a manufacturing resource. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past seven years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Risks

        BMT utilizes many raw materials in the manufacturing process that are subject to various environmental laws and regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for medical device manufacturers. In the event of a violation of environmental laws, the Company could be held liable for damages and for the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require BMT to cease or limit production at its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. BMT is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation to another location. Although there has not been any problem complying with the environmental laws and regulations, there can be no assurance that BMT will be able to comply with the discharge levels mandated or that the costs of complying with such regulations will not require additional capital expenses. Furthermore, there can be no assurance that compliance with such regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Item 2 - Changes in Securities and Use of Proceeds

        The following information is provided as an amendment to the initial report on Form SR, "Report of Sales of Securities and Use of Proceeds Therefrom", regarding the use of proceeds from the sale of common stock under the Company's Registration Statement on Form S-1 (SEC file number 333-07277), which was declared effective on October 24, 1996 (CUSIP number 917285). The information provided is for the period from October 24, 1996 through September 30, 1998. All amounts in the table below represent actual payments, unless otherwise stated.



Use of Net Proceeds              Directors/Officers(1)      Others(3)         Total
-------------------              ---------------------     ----------      -----------
Construction of plant,
building, and facilities.......      $        --           $        --      $        --
Purchases and installation of
     machinery and equipment ..               --               201,504          201,504
Purchases of real estate ......               --                    --               --
Acquisition of other business..        8,476,330             1,523,670       10,000,000
Repayment of indebtedness .....          152,219               750,331          902,550
Working capital/general
  corporate purposes...........          898,520             2,570,135        3,468,655
Other purposes:
   - Clinical trials and
     research and development..          179,168             1,547,898        1,727,066
   - Sales and marketing
     activities ...............          191,150               738,819          929,969
   - Severance payments .......          477,515(2)             96,091          573,606
                                      -----------           ----------      -----------
                                       10,374,902            7,428,448       17,803,350
Temporary investment:
   - Cash and cash equivalents.                --                   --               --
                                      -----------           ----------      -----------
                                      $10,374,902           $7,428,448      $17,803,350
                                      ===========           ==========      ===========


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

Item 4 - Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibits:

       EXHIBIT
        NUMBER  EXHIBIT
       -------  -------
        10.17   Indemnification Agreement between the Company and Terry E.
                Spraker dated October 12, 1998

        10.18   Indemnification Agreement between the Company and Jeffrey L.
                Kaiser dated October 12, 1998

        10.19 Indemnification Agreement between the Company and Alan Marquardt dated October 12, 1998

        10.20 Indemnification Agreement between the Company and Keith Ward dated October 12, 1998

        27.1    Financial Data Schedule



        (b)     Reports on Form 8-K:

                The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UROQUEST MEDICAL CORPORATION


Date: November 13, 1998                /s/ Terry E. Spraker, Ph.D.
                                       -----------------------------------------
                                       Terry E. Spraker, Ph.D.
                                       President and Chief Executive Officer


Date: November 13, 1998                /s/ Jeffrey L. Kaiser
                                       -----------------------------------------
                                       Jeffrey L. Kaiser
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Secretary
                                       (Principal Financial Officer)

                                 EXHIBIT INDEX

       EXHIBIT
        NUMBER  DESCRIPTION
       -------  -----------
        10.17   Indemnification Agreement between the Company and Terry E.
                Spraker dated October 12, 1998

        10.18   Indemnification Agreement between the Company and Jeffrey L.
                Kaiser dated October 12, 1998

        10.19 Indemnification Agreement between the Company and Alan Marquardt dated October 12, 1998

        10.20 Indemnification Agreement between the Company and Keith Ward dated October 12, 1998

        27.1    Financial Data Schedule