Form 10-K405
period 1998-12-31
UROQUEST MEDICAL CORP
filed 1999-03-31
CIK 948456

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     As of March 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $8,016,000 on the closing sale price as reported on the Nasdaq National Market on such date. Shares of Common Stock held by officers, directors and holders of more than 5% of the outstanding Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock outstanding on March 19, 1999 was 12,452,522.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this Report on Form 10-K by reference to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          UROQUEST MEDICAL CORPORATION

                                     PART 1

ITEM 1. BUSINESS

     The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties and include statements that indicate what the Company anticipates regarding the Company's product developments, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the results discussed in the forward-looking statements are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 1. "Business" and see Item 7. "Management's Discussion and Analysis of Financial Condition" and "Results of Operations."

     UroQuest Medical Corporation ("the Company") designs and develops products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command Continence System ("On-Command"), is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command product is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

     During 1998, a clinical trial of the Male On-Command for acute indications was completed in the United States under an Investigational Device Exemption ("IDE") application approved by the United States Food and Drug Administration (the "FDA"). The trial was a randomized controlled clinical study comparing the Male On-Command to a Foley catheter for the treatment of acute urinary retention and incontinence for a single period of up to 30 days. A 510(k) premarket notification was submitted to the FDA in September 1998. In January 1999, the Company responded to a request for additional information from the FDA regarding this 510(k). There can be no assurance that the FDA will determine that the data derived from the clinical trial will support the safety and efficacy of the device or that such application will be approved by the FDA.

     The Company has initiated a clinical trial of the Male On-Command to evaluate its use in multiple, sequential 30-day insertions and exchanges for chronic indications. The Company began enrolling patients at U.S. sites in a single arm trial in September 1998. The FDA has indicated to the Company during informal discussions that chronic indications for its Male On-Command would require a PMA approval. Furthermore, the agency indicated during IDE approval discussions that it would expect data from an unspecified number of patients for twelve consecutive months of sequential On-Command insertions. Based on these regulatory requirements and the enrollment rate expected, it is not likely that the Company will complete the chronic clinical trial before late 2000. The Company expects the chronic patient market to be substantially larger than the acute patient market because the Company believes more men suffer from chronic rather than acute symptoms of urinary incontinence or retention. There can be no assurance that the FDA will determine that the data derived from the chronic clinical trial will support the safety and efficacy of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA.

     Additionally, the Company is preparing a clinical trial of its Female On-Command Continence System for acute indications in a randomized controlled clinical study comparing the Female On-Command to a Foley catheter in patients requiring post-surgical management of their urinary outflow. Based on informal communications with the FDA, the Company believes an acute indication would be covered under 510(k) regulations. The Company anticipates completing this clinical study by the end of 1999. There can be no assurance that the FDA will determine that the data derived from the clinical trial will support the safety and efficacy of the device nor that the data will be sufficient to file a 510(k) notification or that such notification will be approved by the FDA.

     If either the Male or Female On-Command does not receive FDA approval, the Company will not be able to market or commercialize these On-Command products in the United States. Furthermore, approval for single use insertions of the On-Command, if obtained, does not mean that use of successive device insertions will be approved. There can be no assurance that either single use or successive insertion use of the On-Command will prove to be safe and effective in the United States, or that FDA approval will be obtained on a timely basis, if at all. In addition, the clinical studies may identify technical, manufacturing, design or other factors that could delay completion of such testing, as has been experienced in early clinical trials of the Male On-Command. If the Company is unable to obtain necessary regulatory approval, or if the Company decides that the size of the markets for the On-Command do not justify a product launch, the Company's business, financial condition and results of operations will be materially adversely affected.

     The Company has initiated marketing evaluation studies of its Male and Female On-Command products in three countries in Europe for chronic use. The Company intends to continue these marketing evaluation studies during 1999. The Company is considering various strategies for the distribution of its products in Europe.

     The Company realizes that significant resources will be required to complete the programs outlined above. In particular, regarding the pending 510(k) for its Male On-Command for acute indications, the Company is studying whether to launch if and when FDA clearance for acute indications is received and, if so, how, given the expenditures required and the limited acute market size. Given this program's challenges and others, the Company is considering its strategic alternatives. To explore these alternatives, the Company has engaged an investment banker.

     UroQuest was founded as a Florida corporation in 1992 and reincorporated in Delaware in October of 1996. UroQuest's principal offices are located at 173 Constitution Drive, Menlo Park, CA. The Company's telephone number is (650) 463-5180.

     In October 1996, the Company acquired BMT, Inc., an Indiana corporation, and its wholly owned subsidiary, Bivona, Inc., an Indiana corporation (collectively, "BMT"). BMT designs, develops, manufactures and markets a line of proprietary silicone medical device products used to manage airway problems, as well as provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. The acquisition has enabled the Company to control its own production source while providing necessary capacity and flexibility in the manufacturing process. The acquisition has also expanded the Company's limited product line which previously focused primarily on the On-Command. The product development and production expertise of BMT is also being utilized by the Company to develop additional On-Command and other new devices related to the management and diagnosis of urological disorders.

     Management of the Company has identified two business segments for purposes of assessing performance and making operating decisions. The business segments identified are the two business units that offer different products: Urology Products and Airway Management/OEM Products. See Item 8. "Financial Statements and Supplementary Data" for additional segment information.

UROLOGY PRODUCTS

     The On-Command is an intraurethral catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command is designed to enable persons with either incontinence (the inability to control one's urinary function, leading to frequent involuntary urine leakage from the bladder) or retention (the inability to voluntarily and spontaneously empty one's bladder) to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps.

     Unlike most of the widely used incontinence management products, which are designed to capture urine flow in an external container or absorbent medium, the On-Command enables the incontinent person to remain dry without interfering with normal lifestyle activities. Furthermore, unlike most of the widely used products for the management of retention, which result in severe lifestyle restrictions, the On-Command allows the patient with retention to empty the bladder conveniently and without the potential complications associated with the use of an external collection bag or the need for intermittent catheterization ("IC").

     The principal features of the On-Command include:

     - Patient Control. The On-Command enables persons with either incontinence or retention to maintain control of their urinary outflow. The On-Command prevents urine from leaving the urinary tract until the incontinent person chooses to void, enabling such a person to remain dry. The On-Command allows the patient with retention to void when desired and without the need for IC.

     - Non-Surgical Application. The On-Command is designed to be a relatively low-risk, non-surgical management application for urinary outflow problems when compared to surgery or permanently implanted devices. This is particularly important due to the uncertainty and complications of invasive treatments, or when the longevity of the patient is in question.

     - Ease of Use. The operation of the On-Command is simple and efficient for the patient. The physician is trained to understand how to size and insert the catheter which shares several common design features with other commonly used indwelling catheters, such as the Foley catheter.

     - Convenience and Enhanced Lifestyle. The proprietary intraurethral design of the On-Command eliminates the need for external collection bags and absorbents that can restrict mobility and compromise lifestyle. Periodic replacement is also convenient when compared to products like diapers, intermittent catheters and urethral plugs which must be changed or replaced multiple times per day.

     - Lower Incidence of Complications. The On-Command, because of its intraurethral design, is believed to result in fewer complications than other products designed for the treatment or management of urinary outflow problems. Incontinent persons are more likely to stay dry, reducing the risks of rashes, skin irritations, urethral strictures and other complications.

     - Reduced Infection Rate. Male patients with either incontinence or retention have been shown in the Company's clinical trials to have lower symptomatic Urinary Tract Infection ("UTI") rates while using the Male On-Command, when compared with infection rates generally associated with the use of Foley catheters.

     - Cost Effectiveness. The Company believes that less frequent replacement of the On-Command should provide a competitive cost advantage over products that are changed daily or multiple times per day. In addition, the Company anticipates that the overall treatment cost using the On-Command will be lower due to a reduced incidence of complications and side effects.

     Urinary outflow dysfunction can result from a wide range of diseases, surgical complications or other factors affecting anatomic structures, autonomic reflexes or neurologic function. As a result, it is difficult for a single treatment or management alternative to effectively address every specific condition. There are certain specific patients who would not be able to benefit from the clinical and lifestyle advantages of the On-Command. First, patients who have limited motor function or dementia may not be able to effectively activate the magnetic valve. Second, the anatomy of patients who have low bladder capacity or bladder instability may not be able to accommodate an intraurethral device such as the On-Command. Finally, patients with other physical limitations such as excessive obesity or retracted penis may not be able to use the On-Command.

  Male On-Command

     The Male On-Command consists of two separable units, the intraurethral catheter portion and the detachable inflator section. When the two units are connected, prior to use, the device closely resembles a Foley catheter. The device is inserted non-surgically through the urethra in a five-minute procedure. Two balloons are inflated, one in the bladder to seal the bladder neck and one in the urethra on the downstream side of the prostate gland to anchor the device. The inflator portion is then detached and discarded. Following proper sizing, the device should reside completely inside the urethra with no exposed components, thereby reducing the risk of infection. The device is designed to remain in place for up to 30 days.

     The proprietary magnetic control valve is located at the outlet end of the catheter section. This valve can be opened by simply placing a matchbook sized magnet externally along the underside of the penis, allowing the urine to flow. Removing the magnet closes the valve, shutting off the flow of urine and keeping the patient dry. Both insertion and removal procedures are non-surgical, take only a few minutes and can be accomplished by medical staff or other caregivers. The Company offers a range of sizes, and uses a proprietary sizing catheter designed to ensure an appropriate fit. The Sizing Catheter is easy for physicians to use and promotes a comfortable and customized fit in a variety of anatomies.

  Female On-Command

     The Female On-Command also employs a catheter with a detachable inflator section and a magnetically activated valve. The device is shorter than the Male On-Command and substitutes the urethral anchoring balloon with a small rounded external cap which anchors the device in place beneath the labial folds of the vagina. The device is designed to remain in place for up to 30 days making it more convenient than many other products requiring multiple changes per day. Because the external anchoring cap extends past the urethral opening, symptomatic UTI rates in the Female On-Command are expected to be higher than the Male On-Command which resides entirely inside the urethra. The procedures for insertion, voiding and removal are similar to those for the male device.

MARKETING AND SALES OF THE ON-COMMAND

     The Company anticipates designing a marketing strategy to create awareness and promote the On-Command as the preferred alternative for the management of lower urinary tract problems in men and women. The Company believes its initial marketing efforts will likely be directed toward urologists, uro-gynecologists and other physicians whose patients are seeking relief from urinary outflow problems.

     The Company believes its initial target market includes men who have incontinence or retention whose condition does not preclude them from using a medical device and who meet certain additional criteria including age, manual dexterity, mental capabilities, and dissatisfaction with their current management modality. It is estimated that 600,000 to 900,000 men are currently using a catheter-type device to manage urinary outflow problems. The Company believes that patients currently using these devices will be the first to recognize the benefits of the On-Command. These male patients are accustomed to catheters, see their physician on a regular basis, and are believed to be the most receptive to alternative management methods. Patients using absorbents who are dissatisfied with the wetness, odor, discomfort and embarrassment associated with diapers are also primary targets.

     Initially, the female population the Company anticipates targeting is comprised of women who are post-surgical patients with an acute urinary management need. Subsequently, the Company anticipates targeting women with moderate to severe stress incontinence who require some form of continuous management. Based on previously published research, the Company estimates that between 2.6 million and 3.4 million women in the United States suffer from moderate and severe incontinence.

     The On-Command represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement and other considerations. Failure of the On-Command to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

  Domestic Sales

     The Company is considering a sales strategy utilizing sales specialists who will educate and train physicians and patients. These specialists may include field-based paraprofessionals, nurse practitioners and professional sales representatives with experience demonstrating medical products and procedures.

     The Company believes the market for the Male On-Command for acute indications may be limited in size. The Company is studying whether to launch the product if and when FDA clearance for acute indications is received and, if so, how, given the expenditures required and the limited acute market size.

     To date, the Company has not sold any On-Command products and employs only a small marketing staff. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel or otherwise design and implement an effective marketing and sales strategy for the Male and Female On-Command. The failure to establish and maintain effective marketing, sales and distribution channels for the Company's products, or to attract and retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

  International Sales

     In order to test market the product and obtain chronic use data, the Company is conducting marketing evaluation studies of its Male and Female On-Command products in three countries in Europe. The Company intends to continue these marketing evaluation studies during 1999. Furthermore, the Company is considering various strategies for the distribution of its products in Europe. In 1997, the Company received the right to affix the CE mark for the male and female On-Command. There can be no assurance that the Company will be successful in continuing these marketing evaluation studies of its products during this period or be able to establish effective marketing, sales and distribution channels internationally at a later date.

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

     The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On-Command will likely be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available. Currently, the Company is unable to determine whether the On-Command reimbursement amount, if available, will be sufficient to cover the cost of the product. The Company currently estimates the price of the Male On-Command will be in excess of $100 per month, and furthermore assumes the use of one device per month. The exact pricing of the Male On-Command has not yet been set. The pricing for the Female On-Command is anticipated to be in the same range as the Male On-Command. Current medical reimbursement amounts for existing catheters (Foleys, etc.) are often significantly less than $100. The Company's long-term strategy is to obtain separate reimbursement codes for the male and female products and analyze the cost effectiveness of the On-Command compared to other device, absorbent and treatment modalities. There can be no assurance that the Company will receive such separate codes or any codes or sufficient amounts, or reimbursement at all or successfully perform or complete such analyses.

     If third-party reimbursement is unavailable, consumers will have to pay for the On-Command themselves resulting in out-of-pocket costs for the device. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command will be dependent upon decisions by the Health Care Financing Administration (and its associates) ("HCFA") for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers who base their reimbursement decisions in part on HCFA's policies and their own independent analysis of the cost of effectiveness of such procedures.

     Changes in the availability of third-party reimbursement for the On-Command, for products of the Company's competitors or for surgical procedures may affect the pricing of the On-Command or the relative cost to the patient. Regardless of the type of reimbursement system, the Company believes that physician advocacy of the On-Command will be required to obtain reimbursement. There can be no assurance that such physician advocacy will be obtained or that reimbursement for the On-Command will be available in the United States or in international markets under either governmental or private reimbursement systems, or that physicians will support the On-Command. The foregoing discussion regarding third-party reimbursement for the On-Command is generally applicable to BMT's proprietary line of airway management products as well. The Company is not aware of any significant reimbursement issues impacting sales of BMT's proprietary products. Failure to obtain third-party reimbursement for any of the Company's products may have a material adverse effect on the Company's business, financial condition and results of operations.

AIRWAY MANAGEMENT PRODUCTS AND OEM SALES

     The Company manufactures and markets a series of proprietary airway management products under the BMT label. These products consist primarily of silicone based medical devices used in a wide variety of clinical applications, including tracheostomy and endotracheal tubes for airway management and voice prostheses for voice restoration. BMT also produces a range of catheter-type products on an OEM and private label basis for other medical device companies in areas that include gastrointestinal feeding, esophageal management, cardiac perfusion, hyperalimentation and dialysis. Through BMT, the Company currently produces limited quantities of the On-Command for use in its clinical trials and marketing evaluation studies.

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

     The current proprietary airway management product line includes over 400 different products sold to approximately 9,000 customers in 40 different countries. The OEM product line includes approximately 500 additional products sold to approximately 20 different companies, some of which are Fortune 500 medical device companies. For the year ended December 31, 1998, OEM sales accounted for approximately 41% of the Company's net sales. Sales to one customer, Abbott Laboratories, accounted for approximately 19% of total net sales. Although BMT continues to develop its OEM business, there can be no assurance that its OEM customers will continue to use BMT as a manufacturing resource. The loss of OEM customers could have a material adverse effect on the Company's business, financial conditions and results of operations.

     The OEM business is serviced by a team of contract sales agents with support from BMT's engineering staff. BMT is positioned as a value added manufacturer providing complete product development, regulatory affairs, manufacturing and packaging service. BMT emphasizes its broad expertise in complex catheter manufacturing, silicone fabrication techniques and surface enhancement technologies.

GOVERNMENT REGULATION

     The Company's products, including the On-Command, are subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in the various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

     Following the enactment of the Medical Device Amendments to the FDC Act in May 1976, the FDA has classified medical devices in commercial distribution into one of three classes, Class I, II or III. This classification is based on the controls deemed necessary to reasonably ensure the safety and efficacy of medical devices. Class I devices are those whose safety and efficacy can reasonably be ensured through general controls, such as adequate labeling, premarket notification and adherence to GMPs. Class II devices are generally those whose safety and efficacy can reasonably be ensured through the use of general and special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must receive premarket approval by the FDA to ensure their safety and efficacy, generally life-sustaining, life-supporting or implantable devices, and also include all new devices introduced after May 28, 1976 that are not "substantially equivalent" to legally marketed products. Manufacturers must also report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

     Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. During 1997, the Company received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to the On-Command. Some countries in which the Company is considering selling devices through distributors either do not currently regulate medical devices such as the On-Command or have minimal registration requirements. However, these countries may develop more extensive regulations in the future that could impact the Company's ability to market the On-Command.

     There can be no assurance that the Company will be able to obtain FDA approval to market the On-Command or other products in the United States for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     BMT, as a developer and manufacturer of Class I and Class II medical devices, is also subject to all of the foregoing regulatory requirements of the FDA. BMT is also registered with the FDA as a distributor, initial importer, repackager and relabeler of medical devices. Among its activities, BMT markets a range of proprietary and OEM products, most of which require and have received 510(k) clearance. BMT has made modifications to one or more of its cleared proprietary devices that BMT believes do not require the submission of new 510(k) notices. There can be no assurance, however, that the FDA would agree with any of BMT's determinations not to submit a new 510(k) notice for any of these changes or would not require BMT to submit a new 510(k) notice for any of the changes made to BMT's devices. If the FDA requires BMT to submit a new 510(k) notice for any device modification, BMT may be prohibited from marketing the modified device until the 510(k) notice is cleared by the FDA.

     In January 1998, BMT received a Warning Letter from the FDA following BMT's response to the FDA regarding certain deficiencies noted during an on-site FDA inspection in December 1997. BMT management addressed the FDA's concerns noted in the Warning Letter in both written and verbal communication in January and February 1998. In March 1998, BMT received a letter in which the FDA acknowledged BMT's responses and planned actions to address the FDA's concerns and informed BMT that the FDA was planning a follow-up inspection in 1998. The FDA has subsequently extended the time for the follow-up inspection into 1999. While the Company believes it has fully addressed the FDA's concerns, there can be no assurance that the FDA will concur. Nor can there be any assurance that the FDA will not issue additional Warning Letters in the future. Failure by BMT to adequately address the FDA's concerns could cause the FDA to take additional actions that might cause disruptions in BMT's operations. These disruptions could have a material, adverse effect on the Company's business, financial condition and results of operations.

     BMT has received certification of its conformance to ISO-9001 Standards. BMT has contracted with a foreign certification services company to act on its behalf for assessment of compliance with the provisions of the Medical Device Directive ("MDD") of the European Union. BMT's products are classified as Class IIA, and self certification and authorization for application of the CE mark under Annex II of the MDD (full quality system in conformance to EN29001 and EN46001) is conducted to assure compliance with applicable requirements.

MANUFACTURING

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

     BMT purchases certain of the components used to manufacture the On-Command from several single source suppliers, with whom BMT has no long-term agreements. Any interruptions or delays associated with any component shortages, particularly as BMT scales up its manufacturing activities in support of commercial sales of the On-Command, could have a material adverse effect on the Company's business, financial condition and results of operations.

     BMT's manufacturing capabilities include custom compounding, where special pigmentation, radiopacity agent, or unique ratio blending are necessary to customize end product performance specifications. Liquid silicones and high consistency silicones are utilized in injection, transfer, compression, insert or blow molding processes to manufacture components in a variety of custom configurations. BMT also has the capability to extrude single or multi-lumen tubing, special round or compound profiles or even coextrusion with other silicone or non-silicone substrates in a range of sizes from as small as 0.002" inside diameter tubing to as large as 1.6" outside diameter. In some cases, these basic processes yield a finished device. In most cases these molded or extruded products become the components and/or subassemblies from which a broad range of catheter-type devices are manufactured, including the On-Command.

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

     The manufacture of the On-Command over the past three years has included design and process steps which have evolved over this period to its current design. The processes and techniques required to manufacture and assemble the On-Command are similar to those currently used by BMT to manufacture other silicone catheter-type devices. The On-Command also requires the procurement of several non-silicone components. The sources for each component have been identified and a limited inventory of certain components is currently available. In addition, the Company is seeking to develop alternative sources for such components.

     The Company may encounter difficulties, delays and significant expenses as BMT scales up production of the On-Command, including potential problems involving production yields, quality control, component supply and shortage of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command at a commercially reasonable price. Notwithstanding BMT's manufacturing expertise, there can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command and, in such event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL COMPLIANCE

     Many raw materials used in the manufacturing process are subject to various environmental laws and regulations. Proper disposal of waste including metals and chemicals used in the manufacturing process is a major consideration for medical device manufacturers. In the event of a violation of environmental laws, the Company could be held liable for damages, the costs of remedial actions and could also be subject to revocation of permits necessary to conduct its business. Any such revocations could require the Company to cease or limit production at its facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company is also subject to environmental laws relating to the storage, use and disposal of chemicals, solid waste and other hazardous materials, as well as air quality regulations. Changes or restrictions on discharge limits, emissions levels, or material storage or handling might require a high level of unplanned capital investment and/or subsequent relocation. Although the Company believes it has complied with all environmental laws and has received no notification of any investigation concerning any violation of any such laws, there can be no assurance that the Company will be able to comply with the discharge levels mandated or that the costs of complying with such regulations will not require additional capital expenses. Furthermore, there can be no assurance that compliance with such regulations will not have a material adverse effect on the Company's business, financial condition and results of operations.

RESEARCH AND DEVELOPMENT

     The Company's current research and development efforts are focused primarily on Male and Female On-Command and BMT proprietary and OEM products. The Company also intends to continue to build upon its clinical knowledge and relationships to develop additional advanced and innovative products. Accordingly, the Company intends to continue to devote significant funds to its research and development activities. The research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $4,298,000, $2,901,000 and
$2,173,000 respectively.

     The Company has a fully-staffed pilot production laboratory with a range of capabilities including product molding, extrusion, testing and assembly as well as extensive experience in silicone manufacturing and in materials selection for specific applications. The research and development staff consists of 16 engineers and 10 skilled technicians.

Products in development include:

  Male On-Command

     The Male On-Command is being developed for use in male patients requiring acute and chronic management of urinary outflow dysfunctions. The basic configuration incorporates a magnet valve and is intended to treat community dwelling patients in the urologist office.

  Female On-Command

     The Female On-Command is being developed for use in female patients requiring acute management of urinary outflow as in post-surgical procedures. This same configuration is applicable in chronic patients as well.

  On-Command Control

     The On-Command Control is being developed for use with semi-ambulatory or bed-ridden male and female patients in long-term or home care environments. The On-Command Control incorporates a valve system that can be easily opened or closed by the patient or most importantly by a caregiver to facilitate patient voiding. The Company believes the device will be useful in the management of incontinence in nursing homes and extended care settings, replacing adult diapers, Foley catheters, male external catheters and suprapubic catheters.

  On-Command Convertible

     The On-Command Convertible is being developed for use in patients requiring temporary bladder management in a clinical setting where a Foley or intermittent type catheter would normally be used and can then be converted to a valved configuration with the features of the Male and Female On-Command. The On-Command Convertible would initially function like a Foley catheter allowing for continuous bladder drainage. When continuous monitoring is no longer necessary and continence has not yet returned, the On-Command Convertible can be configured to function in the controlled flow mode. The patient can then move about without restriction or without the attendant problems associated with an indwelling Foley catheter, external tubing and collection bag.

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

     The Company believes that the Snap-Shot will be classified as a Class I device, and therefore the Company anticipates seeking FDA marketing clearance or approval through a 510(k) premarket notification. The Snap-Shot is in the prototype stage of development and there can be no assurance that the Company will be able to develop it as a product, will receive regulatory approval, will be accepted by the market or generate significant sales. The Company has not sold any Snap-Shot products to date.

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

     The Company believes its principal competition will come from existing incontinence management modalities, such as adult diapers and absorbents, with additional competition from existing catheter, surgical or implantable products. Current major competitors who compete in the adult absorbent market include Kimberly-Clark Corporation, Procter & Gamble Company, Johnson & Johnson Co., Confab Technologies, Inc. and INBRAND Corporation. Current major competitors who compete in the catheter/urine collection bag drainage system market include C.R. Bard, Inc., Kendall Co., Mentor Corporation, Convatec and Baxter Technologies, Inc. Current major competitors who compete in the market for surgical or implantable products for incontinence include American Medical Systems, Inc., C.R. Bard, Inc., Mentor Corporation, Johnson & Johnson Co., Boston Scientific Corporation and Medtronic, Inc. The Company is not aware of any new products or technologies currently being tested that compete directly with the On-Command in the male urinary outflow dysfunction market although several companies have expressed interest in this market segment.

     The Company is aware that UroMed Corp., Imagyn Medical Technologies, Inc., Rochester Medical Corporation, HK Medical Technologies, Inc., Influence, Inc. and others are developing a number of alternative products for the management of female incontinence.

     BMT competes with a number of other silicone fabricators for OEM and private label business. The OEM business is highly competitive and the timing and volume of orders can fluctuate significantly. BMT specializes in complete device assemblies of complex products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations.

     BMT's proprietary silicone products compete primarily against non-silicone counterparts produced by a number of large multinational companies, including Mallinkrodt Group Inc., Smith Industries Medical Systems and Rusch Inc. In addition, there are a number of smaller companies that compete in other BMT market areas, including InHealth in voice restoration and Xomed Surgical Products, Inc. in ENT. Competition in the markets for BMT's proprietary products is also intense.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company's ability to compete effectively will depend, in part, on its ability to develop and maintain proprietary aspects of its technology to preserve its trade secrets and to operate without infringing the proprietary rights of the third parties. The Company's strategy regarding the protection of its proprietary rights and innovations is to seek patents on those portions of its technology that it believes are patentable and to protect as trade secrets other confidential information and proprietary know-how. There can be no assurance that the Company's issued patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. Legal standards related to the enforceability, scope and validity of patents are in transition and are subject to uncertainty due to broad judicial discretion and evolving case law. Moreover, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made significant investments in competing technologies, will not seek to apply for and obtain patents that may prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

     UroQuest holds sixteen United States patents, eleven of which relate to the On-Command and numerous foreign patents and has two United States patents applications and various foreign patent applications pending. Four United States patents relate to the Snap Shot chemistry test system. The issued United States patents include both method and device claims. UroQuest's first two patents, which relate to the On-Command, expire in 2000 and 2001 and the remainder of all other patents, including six related to the On-Command, expire in the years from 2007 through 2018. In addition, BMT holds fifteen United States patents and nine foreign patents relating to proprietary airway management products. Except for two patents that expire in 1999 and 2000, these patents have expiration dates ranging from 2002 to 2016. There can be no assurance that the Company's issued patents, or any patents which may be issued as a result of the Company's applications, will offer any degree of protection. Moreover, there can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made significant investments in competing technologies, will not apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products either in the United States or internationally.

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

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. The Company is aware of patents held by other participants in the urological disorder management market, and there can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the PTO. The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others.

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

     The Company seeks to protect its trademarks through registration. UroQuest(R) and On-Command(R) are registered trademarks of UroQuest. In addition, UroQuest has filed intent to use applications for other marks which have been approved by the PTO and for which notices of use have been filed. BMT also holds five registered trademarks, including Bivona(R), Fome-Cuf(R), Aire-Cuf(R), Saf T Flo(R) and Nu-Trake(R) and 16 trademarks for which United States and foreign registrations are pending. There can be no assurance, however, that registration of the Company's trademarks will provide any significant protection.

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

EMPLOYEES

     As of December 31, 1998, the Company employed a total of 278 full-time employees. Of these full-time employees, 16 are related to urology and 262 are related to BMT. The Company believes that it has been successful in attracting experienced and capable personnel. However, there can be no assurance that the Company will continue to do so.

     None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good. In the past eight years, BMT has faced two union election contests at its manufacturing facility, each of which failed. There can be no assurances that the Company will not face additional attempts to unionize its employees. In the event the Company becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

ADDITIONAL RISK FACTORS

     The statements contained in this Report that are not purely historical are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All forward looking statements involve various risks and uncertainties and include statements that indicate what the Company anticipates regarding the Company's product developments, commercial opportunities, regulatory approval, expectations, strategies, plans and intentions for the future. All forward-looking statements are made as of this date based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that the Company's actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from the results discussed in the forward-looking statements are described below and elsewhere in this Report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this Section and other factors included elsewhere in this Report. See other portions of this Item 1. "Business" and see Item 7. "Management's Discussion and Analysis of Financial Condition" and "Results of Operations."

  Dependence Upon the On-Command

     Although the operations of BMT are expected to be the sole source of revenues in the short-term, the Company's long-term revenues and future success are substantially dependent upon its ability to market and commercialize the On-Command in the United States and abroad. The failure of the Company to successfully commercialize the On-Command or to realize significant revenues therefrom would have a material adverse effect on the business, financial condition and results of operations of the Company. See "Urology Products."

  Uncertainty of Market Acceptance

     The On-Command represents a new management modality for urinary outflow dysfunction, and there can be no assurance that the On-Command will gain any significant degree of market acceptance among physicians, health care payers or patients, even if necessary domestic or international regulatory and reimbursement approvals are obtained. The Company believes that recommendations of the On-Command by physicians will be essential for market acceptance of the On-Command, and there can be no assurance that any such recommendations will be obtained. Broad use of the On-Command will require the training of numerous physicians and the time required to complete such training could result in a delay or dampening of market acceptance. Moreover, health care payers' approval of reimbursement for the On-Command will be an important factor in establishing market acceptance. Patient acceptance of the device will depend on many factors, including physician recommendations, the degree, rate and severity of potential complications, the cost and benefits compared to competing products, lifestyle implications, available reimbursement, the patient's ability to operate the product, the patient's tolerance of an intraurethral device and other considerations. Failure of the On-Command to achieve substantial market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See "Marketing and Sales of the On-Command," and "Third Party Reimbursement."

  Limited Operating History; History of Losses and Expectation of Future Losses

     The Company has a limited history of operations. Since its inception in April 1992, the urology portion of Company has been primarily engaged in research and development of the On-Command. The Company has experienced substantial operating losses since inception and, as of December 31, 1998, had an accumulated deficit of approximately $12.9 million. The Company expects its operating losses to continue until the On-Command achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Associated with BMT

     The acquisition of BMT has resulted in approximately $12.3 million of goodwill being recognized upon consolidation. This goodwill will be amortized over 20 years resulting in an amortization charge of approximately $629,000 annually. This amortization and other depreciation charges related to the acquisition, totaling approximately $823,000 annually, will reduce the Company's earnings. There can be no assurance that the anticipated benefits of the acquisition will be realized. In particular, approximately 41% of BMT's net sales during 1998 were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1998, BMT derived approximately 19% of its net sales from one such customer Abbott Laboratories. Although BMT continues to develop its OEM business, there can be no assurance that BMT will be successful in its efforts or that its OEM customers will continue to use BMT as a manufacturing resource.

     Through BMT, the Company purchases certain of the components used to manufacture the On-Command from several single source suppliers with whom the Company has no long-term agreements. Any interruptions or delays associated with any component shortages, particularly as the Company scales up its manufacturing activities in support of commercial sales of the On-Command, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Manufacturing."

     Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past eight years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Employees."

  Future Capital Needs; Uncertainty of Additional Funding

     The Company's capital requirements depend on numerous factors, including the extent to which the On-Command and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes existing cash balances and cash anticipated to be generated from BMT operations will provide adequate funding for its capital requirements through calendar year 1999, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

  Control by Directors, Executive Officers and Affiliated Entities

     The Company's directors, executive officers and entities affiliated with them, in the aggregate, beneficially own approximately 49% of the Company's Common Stock. As a result, these stockholders, if acting together, are able to exert substantial influence over and could possibly control all matters requiring approval by the stockholders of the Company, including the election of directors and mergers or other business combination transactions. In addition, each of Warburg, Pincus Investors, L.P. ("Warburg"), the Company's principal stockholder, and Vertical Fund Associates, L.P. ("Vertical") is entitled to designate, in certain circumstances, three members of the Board of Directors, which may not have more than 11 directors without consent of each such stockholder. In this event, Warburg and Vertical, if acting together, would be able to control the direction, management and policies of the Company.

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

     Since August 1997, the Company has leased approximately 5,000 square feet in Menlo Park, California pursuant to a lease expiring in October 1999. The annual rate on the lease is $123,700. Current space is dedicated to administration, marketing and regulatory activities.

     The Company owns its manufacturing plant which is a 45,000 square foot facility located on a 10 acre parcel of land in Gary, Indiana. The plant's space is allocated as follows: approximately 12,000 square feet dedicated to equipment-intensive production, approximately 10,000 square feet dedicated to office and support activity, and approximately 23,000 square feet dedicated to cleanroom production and packaging. Additionally, the Company leases an 18,600 square foot warehouse and shipping facility located approximately five miles from the manufacturing plant. The lease expired in December 1998 and a new lease was executed in February 1999. The initial rent under the new lease is approximately $64,000 per year.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any significant legal proceedings. There can be no assurance, however, that the Company will not experience material litigation with respect to the operation of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any submission of matters to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's stock is traded on the Nasdaq National Market under the
Symbol: UROQ. The Company's stock commenced trading on October 24, 1996 following the Company's IPO.

     The following table shows the market range for the Company's Common Stock:

                                                              HIGH      LOW
                                                             ------    ------
Fourth Quarter, 1998.......................................  $1.750    $1.000
Third Quarter, 1998........................................   2.813     1.625
Second Quarter, 1998.......................................   3.875     2.500
First Quarter, 1998........................................   5.500     2.125
Fourth Quarter, 1997.......................................   6.500     2.375
Third Quarter, 1997........................................   6.500     3.313
Second Quarter, 1997.......................................   7.000     5.000
First Quarter, 1997........................................   7.125     5.375

     At December 31, 1998, there were approximately 172 record holders of the Company's Common Stock.

     The closing price of the Registrant's Common Stock as reported by The Nasdaq National Market on March 19, 1999 was $1.250.

     The Company has never declared or paid dividends on its stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                 ------------   -----------   -----------   -----------   -----------
OPERATING DATA(1):
Net sales......................  $ 17,603,575   $16,541,161   $ 2,299,895   $        --   $     2,801
Cost of sales..................     8,931,951     9,307,272     1,308,730            --         2,381
                                 ------------   -----------   -----------   -----------   -----------
Gross profit...................     8,671,624     7,233,889       991,165            --           420
Research and development
  expenses.....................     4,297,713     2,901,050     2,173,312     1,106,631       431,295
General and administrative
  expenses.....................     4,695,635     3,997,210     1,091,857       397,523       483,399
Sales and marketing expenses...     2,579,834     2,258,963       297,587        46,262        30,257
Severance costs................            --     1,600,000            --            --            --
Amortization of goodwill.......       632,184       643,355        90,982            --            --
                                 ------------   -----------   -----------   -----------   -----------
Operating loss.................    (3,533,742)   (4,166,689)   (2,662,573)   (1,550,416)     (944,531)
Other income (expense), net....       311,955       420,745        41,863        36,669      (260,663)
                                 ------------   -----------   -----------   -----------   -----------
Loss before taxes..............    (3,221,787)   (3,745,944)   (2,620,710)   (1,513,747)   (1,205,194)
Provision for income taxes.....       100,000       130,000            --            --            --
                                 ------------   -----------   -----------   -----------   -----------
Net loss.......................  $ (3,321,787)  $(3,875,944)  $(2,620,710)  $(1,513,747)  $(1,205,194)
                                 ============   ===========   ===========   ===========   ===========
Basic and diluted net loss
  per share....................  $      (0.28)  $     (0.33)  $     (0.55)  $     (0.47)  $     (0.39)
                                 ============   ===========   ===========   ===========   ===========
Shares used in computing basic
  and diluted net loss per
  share........................    12,058,861    11,872,647     4,726,807     3,194,243     3,098,033

                                                             DECEMBER 31,
                                 --------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                 ------------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA(1):
Cash and cash equivalents......  $  6,980,128   $11,054,088   $12,694,047   $ 1,113,594   $   564,097
Working capital................    10,145,602    13,204,642    15,991,290       463,594       325,723
Total assets...................    28,159,047    31,923,751    35,039,517     1,721,027     1,205,273
Long-term debt, excluding
  current portion..............       921,654     1,293,175     1,787,437            --       552,188
Accumulated deficit............   (12,864,039)   (9,542,252)   (5,666,308)   (3,045,598)   (1,531,851)
Stockholders' equity (2).......    24,438,920    27,403,975    30,486,314     1,047,126       412,621

---------------
(1) On October 30, 1996, concurrent with the closing of Company's initial public offering, the Company completed its acquisition of BMT, Inc. The transaction, which was accounted for as a purchase, was effected through the payment of $10 million cash, and the issuance of 2.5 million newly issued shares of UroQuest Common Stock.

(2) On October 24, 1996, the Company sold 3,350,000 shares of Common Stock in its initial public offering at $6.00 per share. Concurrent with and subsequent to the offering, warrants totaling 1,454,494 shares were exercised at $3.50 per share. Combined, the Company realized net proceeds of $22,894,082.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

     Since its inception in April 1992, the Company has devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command, is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps. The On-Command is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained.

     Since 1996, Bivona Medical Technologies ("BMT") has been a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products and provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. All of the Company's current revenues relate to sales of BMT products. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. BMT manufactures the Company's On-Command currently being used in clinical trials and market evaluation studies.

     The Company has experienced substantial losses since inception and, as of December 31, 1998, had an accumulated deficit of $12.9 million. In October 1996, the Company raised approximately $17.8 million through the initial public offering of its Common Stock ("IPO").

RESULTS OF OPERATIONS

     The Company evaluates performance based on profit or loss from operations before allocation of intangible asset amortization expense and before income taxes of the two business segments: Urology Products and Airway Management/OEM Products. The results of operations of the two segments for years ended December 31, 1998, 1997 and 1996 are highlighted as follows:

                                           UROLOGY      AIRWAY MANAGEMENT/
                                          PRODUCTS         OEM PRODUCTS          TOTAL
                                         -----------    ------------------    -----------
Year ended December 31, 1998
  Revenues from external customers.....  $        --       $17,604,000        $17,604,000
  Segment profit (loss)................   (5,033,000)        2,636,000         (2,397,000)
Year ended December 31, 1997
  Revenues from external customers.....  $        --       $16,541,000        $16,541,000
  Segment profit (loss)................   (3,409,000)        2,094,000         (1,315,000)
Year ended December 31, 1996
  Revenues from external customers.....  $        --       $ 2,300,000        $ 2,300,000
  Segment profit (loss)................   (1,912,000)          233,000         (1,679,000)

     See Item 8. "Financial Statements and Supplementary Data" for additional segment information.

  Net sales and cost of sales

     Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 6% to $17,604,000 for the year ended December 31, 1998 from $16,541,000 for the year ended December 31, 1997. The increase was attributable primarily to the increase in unit sales of proprietary products. Cost of sales of $8,932,000 in 1998 decreased 4% from $9,307,000 in 1997, due partly to a greater percentage of lower cost proprietary product being sold in 1998, and partly to the scale-up costs and validation costs related to certain OEM product lines being incurred in 1997. Gross profit percentage for 1998 increased to 49% from 44% for 1997. The improvement in gross profit percentage was due primarily to favorable growth in sales of higher margin proprietary products, price increases in certain OEM products and other manufacturing efficiency improvements.

     Net sales increased to $16,541,000 in 1997 from $2,300,000 in 1996.
Included in 1997 net sales were twelve months' BMT sales of proprietary airway management products and other medical device products to OEM customers; included in 1996 net sales were only two months' BMT sales following the acquisition. On a pro forma twelve month basis, BMT sales for 1996 were $14,635,000. Cost of sales of $9,307,000 and $1,309,000 related to the BMT sales in 1997 and two months in 1996 following the acquisition, respectively. On a pro forma twelve month basis, BMT cost of sales for 1996 was $8,232,000. Gross profit of $7,234,000 and $991,000 related to BMT sales in 1997 and two months in 1996, respectively. On a pro forma twelve month basis, BMT gross profit for 1996 was $6,403,000. The gross profit percentage for 1997 and 1996 (for twelve months on a pro forma basis) was 44% and 44%, respectively.

  Research and development

     Research and development expenses include product development, clinical testing and regulatory expenses. In 1998, research and development expenses increased to $4,298,000 from $2,901,000 in 1997. The increase was attributable primarily to the increase in personnel costs, consulting and prototype materials expenditures in support of the increased activities in product research and development, as well as additional clinical and site-monitoring personnel and other clinical study expenditures required to support on-going clinical studies of the On-Command product.

     In 1997, research and development expenses increased to $2,901,000 from $2,173,000 in 1996. Included in 1997 expenses were twelve months' research and development expenses related to BMT totaling $1,636,000; included in 1996 expenses were only two months' research and development expenses related to

BMT totaling $213,000 and a $783,000 write-off of in-process research and development costs when the Company acquired BMT. The remaining increase was attributable primarily to increased personnel costs, clinical study costs and other research and development expenditures primarily related to the On-Command product.

     Research and development expenses are expected to continue to increase in the foreseeable future as the result of additional product development, clinical testing and regulatory efforts.

  General and administrative

     General and administrative expenses increased to $4,696,000 in 1998 from $3,997,000 in 1997. The increase was attributable primarily to increased personnel costs and urology facilities expenses.

     General and administrative expenses increased to $3,997,000 in 1997 from $1,092,000 in 1996. Included in 1997 expenses were twelve months' general and administrative expenses related to BMT totaling $3,035,000; included in 1996 expenses were only two months' general and administrative expenses related to BMT totaling $322,000. The remaining increase was attributable primarily to additional personnel costs, public company expenses and office relocation expenses.

     General and administrative expenses are expected to increase due to anticipated additional activities related to the Company's airway management/OEM business and urology operations.

  Sales and marketing

     Sales and marketing expenses increased to $2,580,000 in 1998 from $2,259,000 in 1997. This increase was due primarily to increased personnel costs, travel expenses and marketing materials.

     Sales and marketing expenses increased to $2,259,000 in 1997 from $298,000 in 1996. Included in 1997 expenses were twelve months' sales and marketing expenses related to BMT totaling $1,841,000; included in 1996 expenses were only two month's sales and marketing expenses related to BMT totaling $257,000. The remainder of the increase was attributable primarily to the commencement of marketing and international selling efforts.

     Sales and marketing expenses are expected to increase in the foreseeable future, due in part to the Company's European marketing evaluation studies of its Male and Female On-Command product that have been initiated in the fourth quarter of 1998.

  Severance costs

     The Company did not recognize any severance costs in 1998. Severance costs of $1,600,000 incurred in 1997 were related to the employment termination of certain members of senior management in May 1997. Of this amount, approximately $713,000 was non-cash compensation expense resulting from the acceleration of vesting periods for stock options. No severance costs were incurred in 1996.

  Amortization of goodwill

     Amortization of goodwill of $632,000, $643,000 and $91,000 in 1998, 1997 and 1996, respectively, was related to the goodwill recognized as a result of the acquisition of BMT in October 1996. The goodwill is being amortized over an estimated life of 20 years.

  Other income (expense)

     Other income (expense) decreased to net interest income of $312,000 in 1998 from a net interest income of $421,000 in 1997. Interest income decreased to $444,000 in 1998 from $601,000 in 1997. The decrease in interest income was attributable to lower average cash balances, due primarily to net cash being used in operating activities and purchases of property and equipment. Interest expense decreased to $132,000 in 1998 from $181,000 in 1997. The decrease in interest expense was attributable primarily to the lower average debt balances as the Company is repaying existing loans and has not incurred any new loans.

     Other income (expense) increased to net interest income of $421,000 in 1997 from a net interest income of $42,000 in 1996. Interest income increased to $601,000 in 1997 from $124,000 in 1996. The increase in 1997 in comparison to 1996 was attributable to higher average cash balances, due primarily to the receipt and holding of proceeds from the Company's IPO in October 1996. Interest expense increased to $181,000 in 1997 from $82,000 in 1996. Included in 1997 expense were twelve months' interest expense related to BMT totaling $176,000; included in 1996 expense were only two months' interest expense related to BMT totaling $33,000.

  Provision for income taxes

     The Company recorded a $100,000 and $130,000 provision for state income taxes in 1998 and 1997, respectively. The provision for state income taxes was recorded primarily as a result of taxable income earned by BMT in Indiana where the Company is required to file tax returns on a separate company basis. There was no federal income tax expense in 1998, 1997 and 1996 due to net operating losses. Realization of deferred tax assets is dependant on future earnings, if any, the timing and amount of which are uncertain. Accordingly, deferred tax asset valuation allowances have been established as of December 31, 1998, 1997 and 1996 to reflect these uncertainties. In 1997, the Company reduced the valuation allowance to the extent of the deferred tax liabilities generated primarily through the acquisition of BMT and recorded a corresponding reduction in goodwill.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $8,500,000. The Company also had federal research and development tax credit carryforwards of approximately $80,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2002 through 2018, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. This annual limitation may result in the expiration of net operating loss carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing and, beginning in 1997, cash generated from operations at BMT. Since inception, the Company has raised approximately $28 million in net proceeds of equity financing which includes the net proceeds of $17.8 million generated through the initial public offering of the Company's Common Stock in October 1996.

     During the year ended December 31, 1998, net cash used in operating activities amounted to $2,741,000. During the year ended December 31, 1997, net cash used in operating activities amounted to $497,000. The increase in net cash used in operating activities in 1998 compared to 1997 was due primarily to increased activities in research and development, general and administrative, and sales and marketing operations, and cash severance payments. During the year ended December 31, 1997 and the year ended December 31, 1996, UroQuest used cash in operations of $497,000 and $1,035,000, respectively. The decrease in net cash used in operating activities in 1997 from 1996 was due primarily to cash provided by BMT's operations and cash provided from investment income.

     Net additions of property and equipment for the years ended December 31, 1998, 1997 and 1996 were $1,187,000, $700,000 and $132,000, respectively. The increase in additions of property and equipment in 1998 from 1997 was due primarily to additional purchases of property and equipment to support the urological product development and infrastructure development at BMT. Included in the additions of $132,000 in 1996 were two months of BMT additions following the acquisition. On a pro forma basis as if the BMT acquisition had occurred at the beginning of the year, additions for the year ended December 31, 1996 were $682,000. The Company expects additional purchases of property and equipment to continue in 1999 to support the urological product development.

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

     As of December 31, 1998 and December 31, 1997, the Company had cash and cash equivalents of $6,980,000 and $11,054,000, respectively. The decrease since December 31, 1997 was due primarily to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of December 31, 1998, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

     The Company's capital requirements depend on numerous factors, including the extent to which the On-Command product and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of BMT's proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. The Company believes that existing cash and cash equivalents and cash anticipated to be generated from BMT's operations will provide adequate funding for its currently anticipated capital requirements through the calendar year 1999. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company expects its operating losses to continue until the On-Command achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. All management estimates regarding liquidity and capital requirements are subject to the factors discussed above and those set forth under "Additional Risk Factors" and elsewhere in Item 1. "Business."

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems (hardware and software) and/or devices with embedded date-sensitive chips used by many companies may need to be upgraded or replaced to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     Based on a recently completed assessment, the Company believes that all its computer programs and hardware that have date-sensitive software or embedded chips will properly utilize dates beyond December 31, 1999, primarily as a result of system upgrades, currently in process, which were originally planned to enhance business operations.

     The completed assessment indicated that most of the Company's significant information technology systems, if not upgraded or modified, could be affected. These systems include accounting programs, internally developed software and other PC-based applications. The Company is currently completing an upgrade to its accounting system; such upgrade was originally intended to facilitate increased business operations. The upgraded accounting system is certified by the vendor that it is Year 2000 compliant. Regarding its internally developed software, the Company determined that approximately 5% of the lines of codes in the software had to be changed to resolve the Year 2000 Issue. The Company believes such changes have been fully completed.

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

     The Company presently believes that with upgrades or modifications of existing computer systems, the Year 2000 Issue can be mitigated. However, if such upgrades or modifications fail to address the Year 2000 issues, the Company's business, financial condition and result of operations could be materially adversely affected. The extent of the financial impact due to Year 2000 noncompliance cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event that its computer systems are not Year 2000 compliant. The Company plans to evaluate and determine whether such a plan is necessary after the internal testing process is completed in the first half of calendar year 1999. The Company is developing certain strategies in the case that its key suppliers do not resolve their Year 2000 issues in a timely manner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate movements. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas.

     At December 31, 1998, the Company had total cash and cash equivalents of approximately $6,980,000 consisting primarily of money market funds which have variable interest rates and hence do not expose the Company to additional market risk. The average interest rate on the money market funds account in 1998 was 4.95%.

     The Company also has long term debts in the form of a bank term note and a mortgage note. These both have variable interest rates and hence do not expose the Company to additional market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries are set forth on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information concerning the Company's directors, as set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, is incorporated herein by reference.

     As of December 31, 1998, the executive officers of the Registrant, who are elected by the board of directors, are as follows:

     TERRY E. SPRAKER, Ph.D., age 50, has been a director and President and Chief Executive Officer of the Company since May 1997. Before joining the Company, Dr. Spraker was President and Chief Executive Officer of EP Technologies, Inc., a manufacturer of interventional cardiac electrophysiology products, from October 1992 until August 1996. Prior to joining EP Technologies, Dr. Spraker was President of the Medical Systems Division of Ohmeda, an anesthesia and critical care products company, from July 1992 until October 1992 and V.P./General Manager of Anesthesia Systems from July 1987 through June 1992. Dr. Spraker held various general management and engineering positions with Ohmeda and other medical device and equipment manufacturers from October 1977 to June 1987. Dr. Spraker holds a B.S. in Electrical Engineering from the University of Bridgeport, a M.S. in Electrical Engineering and a Ph.D. in Bioengineering from Pennsylvania State University.

     THOMAS E. BRANDT, age 45, has been a director and Chief Operating Officer since October 1996. Mr. Brandt has served as President and Chief Executive Officer of Bivona, Inc. ("Bivona"), a subsidiary of the Company which produces and markets medical products, since June 1989. Prior to joining Bivona, Mr. Brandt held various management, marketing and engineering positions with Dow Corning Corporation, a chemical company. Mr. Brandt holds a M.B.A. from Central Michigan University and a B.S. in Engineering from Iowa State University.

     JEFFREY L. KAISER, age 48, has served as Vice President, Chief Financial Officer, Treasurer, and Secretary since May 1997. From March 1990 until June 1996, Mr. Kaiser was Vice President, Finance and Administration and Chief Financial Officer of EP Technologies, a manufacturer of interventional cardiac electrophysiology products. From October 1988 until February 1990, Mr. Kaiser provided independent financial and business consulting services to various companies. From March 1982 until September 1988, Mr. Kaiser was Chief Financial Officer of various companies that manufactured computer hardware, styrofoam consumer products, and fermentation equipment. Previously, Mr. Kaiser held various positions, including Senior Audit Manager, with Ernst & Young. Mr. Kaiser holds a B.S. in Business Administration from Miami University, Oxford, Ohio. He is a Certified Public Accountant.

     ALAN L. MARQUARDT, age 46, has served as Vice President, Regulatory, Clinical, and Quality Affairs since March 1998. From February 1993 to February 1998, Alan Marquardt was Vice President, Regulatory, Clinical and Quality Affairs at Boston Scientific Corporation's San Jose, California operation. From November 1988 to January 1993, Mr. Marquardt was Director of Clinical and Regulatory Affairs at Pfizer, Inc.'s Schneider U.S. Stent Division. From 1986 to November 1988, Mr. Marquardt was Senior Product Regulation Manager at Medtronic, Inc. Prior to this time, Mr. Marquardt held various other positions at Medtronic, Inc. and National Biocentric. Mr. Marquardt holds a Bachelor of Science in Microbiology from the University of Minnesota.

     KEITH W. L. WARD, age 55, has served as Vice President, International since August 1997. From January 1996 until July 1997, Mr. Ward was Sales and Marketing Director, Europe, for the EP Technologies Division of Boston Scientific Corporation, following its merger with EP Technologies, Inc. From October 1993 until January 1996, Mr. Ward was Vice President, International of EP Technologies, a manufacturer of interventional cardiac electrophysiology products. From February 1986 until September 1993, Mr. Ward held various International Marketing and Business Development positions in Ohmeda, a medical equipment and pharmaceutical manufacturer of anesthesia and critical care products. Prior to this time, Mr. Ward held marketing and general management positions in Sherwood Medical Industries and Abbott Laboratories. Mr. Ward holds a B.Sc. Hons. In Chemical Engineering from the University of Surrey, England.

ITEM 11. EXECUTIVE COMPENSATION

     The required information concerning executive compensation, as set forth in the Registrant's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The required statements concerning security ownership of certain beneficial owners and management, as set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The required statements concerning certain relationships and related transactions, as set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999, are incorporated herein by reference.

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

     3. Exhibits

     3.1    Restated Certificate of Incorporation of UroQuest Medical
            Corporation, a Delaware corporation(5)
     3.2    Bylaws of UroQuest Medical Corporation, a Delaware
            corporation (5)
     3.3    Specimen Stock Certificate(6)
    10.1*   Form of Indemnification Agreement between the Registrant and each of its directors and officers(6)
    10.2*   1994 Stock Plan(4)
    10.3*   1996 Employee Stock Purchase Plan and form of Subscription and Contribution Election Form(6)
    10.4*   Employment Agreement dated January 2, 1998 between the
            Company and Terry E. Spraker, Ph.D.(3)
    10.5*   Employment Agreement dated January 2, 1998 between the
            Company and Jeffrey L. Kaiser(3)
    10.6    Lease dated December 16, 1995 between JVM Realty Corporation and Bivona, Inc.(6)
    10.8*   Employment Agreement dated January 2, 1998 between the
            Company and Keith W.L. Ward(3)
    10.9*   Employment Agreement effective June 1, 1995 for Terrance L.
            Domin(6)
    10.10*  Employment Agreement dated February 18, 1998 between the
            Company and Alan L. Marquardt(3)

    10.11*  Employment Agreement effective June 27, 1996 for Tom E.
            Brandt(6)
    10.12*  Letter dated August 15, 1996 from the Registrant to J.J.
            Donohue(6)
    10.13*  Right of First Refusal and Co-Sale Agreement dated June 15,
            1995 among the Registrant, Warburg, Pincus Investors, L.P.,
            Vertical Fund Associates, L.P. and Richard C. Davis, Jr.,
            M.D. (the "Co-Sale Agreement")(6)
    10.14*  Letter Agreement dated September 30, 1996, as amended
            October 23, 1996, among UroQuest Medical Corporation,
            Warburg, Pincus Investors, L.P., Vertical Fund Associates,
            L.P. and Richard C. Davis, Jr., M.D., amending the Co-Sale
            Agreement(6)
    10.15   Note and Security Agreement between the Company and Richard
            C. Davis Jr., M.D. dated January 9, 1998 (the note was
            repaid on March 30, 1998)(3)
    10.16   Note and Security Agreement between the Company and Alan
            Marquardt dated May 7, 1998(2)
    10.17*  Indemnification Agreement between the Company and Terry E.
            Spraker dated October 12, 1998(1)
    10.18*  Indemnification Agreement between the Company and Jeffrey L.
            Kaiser dated October 12, 1998(1)
    10.19*  Indemnification Agreement between the Company and Alan
            Marquardt dated October 12, 1998(1)
    10.20*  Indemnification Agreement between the Company and Keith Ward dated October 12, 1998(1)
    21.1    Subsidiaries of Registrant(6)
    23.1a   Consent of Ernst & Young LLP, Independent Auditors
    23.1b   Consent of KPMG LLP
    27.1    Financial Data Schedule for the year ended December 31, 1998

---------------
(1) Incorporated by Reference from the UroQuest Medical Corporation Quarterly Report on Form 10-Q dated November 13, 1998

(2) Incorporated by Reference from the UroQuest Medical Corporation Quarterly Report on Form 10-Q dated August 13, 1998

(3) Incorporated by Reference from the UroQuest Medical Corporation Quarterly Report on Form 10-Q dated May 14, 1998

(4) Incorporated by Reference from the UroQuest Medical Corporation Annual Report on Form 10-K dated March 30, 1998

(5) Incorporated by Reference from the UroQuest Medical Corporation Annual Report on Form 10-K dated March 27, 1997

(6) Incorporated by Reference from the UroQuest Medical Corporation Registration Statement on Form S-1, File No. 333-07277

 *  Management contract or compensatory plan arrangement

(b) Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

(c) See Item 14(a) 3 above

(d) See Item 14(a) 2 above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Menlo Park, California, on the 30th day of March 1999.

                                          UroQuest Medical Corporation

                                          By:  /s/ TERRY E. SPRAKER, PH.D.

                                            ------------------------------------
                                                  Terry E. Spraker, Ph.D.
                                               President and Chief Executive
                                                           Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated:

                  SIGNATURE                                    TITLE                        DATE
                  ---------                                    -----                        ----
         /s/ TERRY E. SPRAKER, PH.D.             President, Chief Executive Officer    March 30, 1999
---------------------------------------------    and Director (Principal Executive
           Terry E. Spraker, Ph.D.                            Officer)

            /s/ JEFFREY L. KAISER                 Vice President, Chief Financial      March 30, 1999
---------------------------------------------    Officer, Secretary, and Treasurer
              Jeffrey L. Kaiser                       (Principal Financial and
                                                        Accounting Officer)

              /s/ TOM E. BRANDT                     Director and Chief Operating       March 30, 1999
---------------------------------------------                 Officer
                Tom E. Brandt

       /s/ RICHARD C. DAVIS, JR., M.D.            Director, Chairman of the Board      March 30, 1999
---------------------------------------------
         Richard C. Davis, Jr., M.D.

            /s/ JACK W. LASERSOHN                             Director                 March 30, 1999
---------------------------------------------
              Jack W. Lasersohn

               /s/ GARY E. NEI                                Director                 March 30, 1999
---------------------------------------------
                 Gary E. Nei

         /s/ ELIZABETH H. WEATHERMAN                          Director                 March 30, 1999
---------------------------------------------
           Elizabeth H. Weatherman

                          UROQUEST MEDICAL CORPORATION

                       CONSOLIDATED FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
Independent Auditors' Reports...............................  F-2
Consolidated Statements of Operations.......................  F-4
Consolidated Balance Sheets.................................  F-5
Consolidated Statements of Stockholders' Equity.............  F-6
Consolidated Statements of Cash Flows.......................  F-7
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
UroQuest Medical Corporation

     We have audited the accompanying consolidated balance sheets of UroQuest Medical Corporation (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UroQuest Medical Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 12, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
UroQuest Medical Corporation:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of UroQuest Medical Corporation and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of UroQuest Medical Corporation and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Salt Lake City, Utah
February 10, 1997

                          UROQUEST MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Net sales...........................................  $17,603,575    $16,541,161    $ 2,299,895
Cost of sales.......................................    8,931,951      9,307,272      1,308,730
                                                      -----------    -----------    -----------
  Gross profit......................................    8,671,624      7,233,889        991,165
                                                      -----------    -----------    -----------
Operating expenses:
  Research and development..........................    4,297,713      2,901,050      2,173,312
  General and administrative........................    4,695,635      3,997,210      1,091,857
  Sales and marketing...............................    2,579,834      2,258,963        297,587
  Severance costs...................................           --      1,600,000             --
  Amortization of goodwill..........................      632,184        643,355         90,982
                                                      -----------    -----------    -----------
          Total operating expenses..................   12,205,366     11,400,578      3,653,738
                                                      -----------    -----------    -----------
Operating loss......................................   (3,533,742)    (4,166,689)    (2,662,573)
Other income (expense):
  Interest expense..................................     (131,593)      (180,634)       (82,364)
  Interest income...................................      443,548        601,379        124,227
                                                      -----------    -----------    -----------
     Other income (expense), net....................      311,955        420,745         41,863
Loss before provision for income taxes..............   (3,221,787)    (3,745,944)    (2,620,710)
Provision for income taxes..........................      100,000        130,000             --
                                                      -----------    -----------    -----------
Net loss............................................  $(3,321,787)   $(3,875,944)   $(2,620,710)
                                                      ===========    ===========    ===========
Basic and diluted net loss per share................  $     (0.28)   $     (0.33)   $     (0.55)
                                                      ===========    ===========    ===========
Weighted average shares used in computing basic and
  diluted net loss per share........................   12,058,861     11,872,647      4,726,807
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 6,980,128    $11,054,088
  Accounts receivable, net of allowance for doubtful
     accounts of $60,000 at December 31, 1998 and 1997......    3,145,490      2,610,764
  Inventories...............................................    2,557,618      2,449,072
  Prepaid expenses and other current assets.................      260,839        317,319
                                                              -----------    -----------
          Total current assets..............................   12,944,075     16,431,243
                                                              -----------    -----------
Property, plant and equipment, net..........................    4,699,491      4,413,131
Intangible assets, at cost, less accumulated amortization of
  $2,024,913 and $1,261,017 at December 31, 1998 and 1997,
  respectively..............................................   10,315,481     11,079,377
Other noncurrent asset......................................      200,000             --
                                                              -----------    -----------
          Total assets......................................  $28,159,047    $31,923,751
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   462,715    $   659,769
  Accrued compensation......................................      839,663        599,306
  Accrued selling and distribution expenses.................      154,610         73,124
  Accrued severance costs...................................           --        666,376
  Other accrued expenses....................................      970,870        737,666
  Current portion of long-term debt.........................      370,615        490,360
                                                              -----------    -----------
          Total current liabilities.........................    2,798,473      3,226,601
                                                              -----------    -----------
Long-term debt, net of current portion......................      921,654      1,293,175
Commitments
Stockholders' equity:
  Preferred stock, $.001 par value; 16,000,000 shares
     authorized; none issued and outstanding................           --             --
  Common stock, $.001 par value; 31,000,000 shares
     authorized; 12,356,210 and 11,954,010 shares issued and
     outstanding as of December 31, 1998 and 1997,
     respectively...........................................       12,356         11,954
  Additional paid-in capital................................   37,323,670     36,979,740
  Deferred compensation.....................................      (33,067)       (45,467)
  Accumulated deficit.......................................  (12,864,039)    (9,542,252)
                                                              -----------    -----------
          Total stockholders' equity........................   24,438,920     27,403,975
                                                              -----------    -----------
          Total liabilities and stockholders' equity........  $28,159,047    $31,923,751
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 PREFERRED STOCK            VOTING             NON-VOTING
                                ISSUED IN SERIES         COMMON STOCK         COMMON STOCK     ADDITIONAL
                               -------------------   --------------------   ----------------     PAID-IN       DEFERRED
                                 SHARES     VALUE      SHARES      VALUE     SHARES    VALUE     CAPITAL     COMPENSATION
                               ----------   ------   ----------   -------   --------   -----   -----------   ------------
BALANCE, DECEMBER 31, 1995...   1,252,672   $1,253    2,947,511   $ 2,948    285,715   $286    $ 4,088,237     $     --
Issuance of 54,220 shares of
  Common Stock for cash, upon
  exercise of stock
  options....................          --       --       54,220        54         --     --         37,900           --
Compensation related to grant
  of stock options...........          --       --           --        --         --     --          1,268           --
Deferred compensation related
  to grant of stock
  options....................          --       --           --        --         --     --         81,360      (81,360)
Amortization of deferred
  compensation...............          --       --           --        --         --     --             --       18,654
Issuance of 3,350,000 shares
  of Common Stock in Initial
  Public Offering, net of
  issuance costs of
  $2,296,648.................          --       --    3,350,000     3,350         --     --     17,800,002           --
Issuance of 2,499,990 shares
  of Common Stock for
  acquisition of
  Subsidiary.................          --       --    2,499,990     2,500         --     --      9,105,440           --
Issuance of 1,454,494 shares
  of Common Stock for cash,
  upon exercise of stock
  warrants...................          --       --    1,454,494     1,454         --     --      5,089,276           --
Conversion of Non-Voting
  Common Stock to Common
  Stock......................          --       --      285,715       286   (285,715)  (286)            --           --
Conversion of Preferred Stock
  to Common Stock............  (1,252,672)  (1,253)   1,252,672     1,253         --     --             --           --
Net loss.....................          --       --           --        --         --     --             --           --
                               ----------   ------   ----------   -------   --------   ----    -----------     --------
BALANCE, DECEMBER 31, 1996...          --       --   11,844,602    11,845         --     --     36,203,483      (62,706)
                               ----------   ------   ----------   -------   --------   ----    -----------     --------
Issuance of 106,551 shares of
  Common Stock for cash, upon
  exercise of stock
  options....................          --       --      106,551       106         --     --         44,629           --
Issuance of 2,857 shares of
  Common Stock for consulting
  services...................          --       --        2,857         3         --     --         18,645           --
Amortization of deferred
  compensation...............          --       --           --        --         --     --             --       17,239
Severance expense related to
  accelerated vesting of
  stock options..............          --       --           --        --         --     --        712,983           --
Net loss.....................          --       --           --        --         --     --             --           --
                               ----------   ------   ----------   -------   --------   ----    -----------     --------
BALANCE, DECEMBER 31, 1997...          --       --   11,954,010    11,954         --     --     36,979,740      (45,467)
                               ----------   ------   ----------   -------   --------   ----    -----------     --------
Issuance of 296,348 shares of
  Common Stock for cash, upon
  exercise of stock
  options....................          --       --      296,348       296         --     --        207,147           --
Issuance of 105,852 shares of
  Common Stock for cash under
  the Employee Stock Purchase
  Plan.......................          --       --      105,852       106         --     --        136,783           --
Amortization of deferred
  compensation...............          --       --           --        --         --     --             --       12,400
Net loss.....................          --       --           --        --         --     --             --           --
                               ----------   ------   ----------   -------   --------   ----    -----------     --------
BALANCE, DECEMBER 31, 1998...          --   $   --   12,356,210   $12,356         --   $ --    $37,323,670     $(33,067)
                               ==========   ======   ==========   =======   ========   ====    ===========     ========


                                                  TOTAL
                               ACCUMULATED    STOCKHOLDERS'
                                 DEFICIT         EQUITY
                               ------------   -------------
BALANCE, DECEMBER 31, 1995...  $ (3,045,598)   $ 1,047,126
Issuance of 54,220 shares of
  Common Stock for cash, upon
  exercise of stock
  options....................            --         37,954
Compensation related to grant
  of stock options...........            --          1,268
Deferred compensation related
  to grant of stock
  options....................            --             --
Amortization of deferred
  compensation...............            --         18,654
Issuance of 3,350,000 shares
  of Common Stock in Initial
  Public Offering, net of
  issuance costs of
  $2,296,648.................            --     17,803,352
Issuance of 2,499,990 shares
  of Common Stock for
  acquisition of
  Subsidiary.................            --      9,107,940
Issuance of 1,454,494 shares
  of Common Stock for cash,
  upon exercise of stock
  warrants...................            --      5,090,730
Conversion of Non-Voting
  Common Stock to Common
  Stock......................            --             --
Conversion of Preferred Stock
  to Common Stock............            --             --
Net loss.....................    (2,620,710)    (2,620,710)
                               ------------    -----------
BALANCE, DECEMBER 31, 1996...    (5,666,308)    30,486,314
                               ------------    -----------
Issuance of 106,551 shares of
  Common Stock for cash, upon
  exercise of stock
  options....................            --         44,735
Issuance of 2,857 shares of
  Common Stock for consulting
  services...................            --         18,648
Amortization of deferred
  compensation...............            --         17,239
Severance expense related to
  accelerated vesting of
  stock options..............            --        712,983
Net loss.....................    (3,875,944)    (3,875,944)
                               ------------    -----------
BALANCE, DECEMBER 31, 1997...    (9,542,252)    27,403,975
                               ------------    -----------
Issuance of 296,348 shares of
  Common Stock for cash, upon
  exercise of stock
  options....................            --        207,443
Issuance of 105,852 shares of
  Common Stock for cash under
  the Employee Stock Purchase
  Plan.......................            --        136,889
Amortization of deferred
  compensation...............            --         12,400
Net loss.....................    (3,321,787)    (3,321,787)
                               ------------    -----------
BALANCE, DECEMBER 31, 1998...  $(12,864,039)   $24,438,920
                               ============    ===========

          See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1998           1997           1996
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................  $(3,321,787)   $(3,875,944)   $(2,620,710)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization..................    1,666,921      1,512,056        430,689
     Issuance of stock for services.................           --         18,648             --
     Severance expense related to accelerated
       vesting of stock options.....................           --        712,983             --
     Loss on sale of property, plant and
       equipment....................................        8,961         10,556             --
     Write-off of in-process research and
       development costs............................           --             --        783,000
     Provisions for reserve and allowance...........      245,755        195,635         83,541
     Changes in operating assets and liabilities:
       Accounts receivable..........................     (534,726)      (448,915)       155,432
       Inventories..................................     (354,301)       (21,895)        98,597
       Prepaid expenses and other assets............     (143,520)        54,529       (259,145)
       Accounts payable and accrued expenses........      357,993        678,963        293,523
       Accrued severance costs......................     (666,376)       666,376             --
                                                      -----------    -----------    -----------
          Net cash used in operating activities.....   (2,741,080)      (497,008)    (1,035,073)
                                                      -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment,
       net..........................................   (1,186,946)      (700,068)      (132,143)
     Proceeds from sale of property, plant and
       equipment....................................        1,000        108,648             --
     Business acquisition, net of cash acquired.....           --             --     (9,900,262)
     Other..........................................           --             --         25,756
                                                      -----------    -----------    -----------
          Net cash used in investing activities.....   (1,185,946)      (591,420)   (10,006,649)
                                                      -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock.........      344,332         44,735     22,932,036
     Proceeds from issuance of notes payable and
       long-term debt...............................           --             --        650,000
     Repayment of notes payable and long-term
       debt.........................................     (491,266)      (596,266)      (959,861)
                                                      -----------    -----------    -----------
          Net cash (used in) provided by financing
            activities..............................     (146,934)      (551,531)    22,622,175
                                                      -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents.......................................   (4,073,960)    (1,639,959)    11,580,453
Cash and cash equivalents at beginning of year......   11,054,088     12,694,047      1,113,594
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year............  $ 6,980,128    $11,054,088    $12,694,047
                                                      ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest............................  $   131,907    $   180,634    $    80,851
  Cash paid for income taxes........................       35,000        118,000        254,541

          See accompanying notes to consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

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

     Certain reclassifications were made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

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

     The Company's sales are generated primarily in the United States, Western Europe and Japan. The Company generally does not require collateral or other security in extending credit to customers. Management believes concentration of credit risk with respect to accounts receivable is substantially mitigated by the Company's credit evaluation process, relatively short collection terms, and the geographical dispersion of sales. The Company did not incur any material bad debt write-offs in 1998, 1997 or 1996.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market.

  Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to fifteen years.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

  Intangible Assets

     Intangible assets consist of the excess of cost over the fair value of net assets acquired, patents and trademarks and other intangibles. Intangible assets are amortized using the straight-line method over periods of five to twenty years. Management evaluates the recoverability of these net assets on a periodic basis based on the projected cash flows from estimated future operations.

     Intangible assets at December 31 consist of the following:

                                                               1998           1997
                                                            -----------    -----------
Excess of cost over the fair value of net assets
  acquired................................................  $11,622,369    $11,622,369
Patents and trademarks....................................      650,160        650,160
Other intangibles.........................................       67,865         67,865
                                                            -----------    -----------
Less accumulated amortization.............................   (2,024,913)    (1,261,017)
                                                            -----------    -----------
                                                            $10,315,481    $11,079,377
                                                            ===========    ===========

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

     Basic net loss per share has been calculated based on the weighted average number of shares of common stock outstanding. On a proforma basis, assuming conversion of the preferred stock upon the completion of the Company's initial public offering (using the as-if converted method) from original date of issuance, basic and diluted net loss per share in 1996 is $0.45.

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

                               DECEMBER 31, 1998

  Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Stock-Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. Under APB 25, for employee stock options with an exercise price equal to the market price of the underlying stock on the date of grant, no compensation expense is recorded. The Company recognizes compensation expense for those stock options granted to employees with an exercise price less than fair value.

  Other Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Total comprehensive income of the Company includes only the net loss. The Company had no items of other comprehensive income in any period presented.

  Operating Segments

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about product and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See note 11.

  Effect of New Accounting Standards

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Management believes that the Company's use of derivatives will be minimal, if any. Management therefore does not anticipate that the adoption of the new Statement will have a material impact on the Company's financial position, results of operations or cash flows.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

2. INVENTORIES

     Inventories at December 31 consist of the following:

                                                         1998          1997
                                                      ----------    ----------
Finished goods......................................  $  581,383    $  589,169
Work-in-progress....................................   1,211,519     1,046,127
Raw materials and supplies..........................     764,716       813,776
                                                      ----------    ----------
                                                      $2,557,618    $2,449,072
                                                      ==========    ==========

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 consists of the following:

                                                         1998          1997
                                                      ----------    ----------
Land, building and improvements.....................  $2,625,068    $2,385,282
Machinery and equipment.............................   3,673,903     3,232,846
Office furniture and equipment......................   1,382,601       942,911
                                                      ----------    ----------
     Total..........................................   7,681,572     6,561,039
Less accumulated depreciation.......................  (2,982,081)   (2,147,908)
                                                      ----------    ----------
Property, plant and equipment, net..................  $4,699,491    $4,413,131
                                                      ==========    ==========

     Depreciation expense in 1998, 1997, and 1996 was $890,625, $710,682 and
$186,473, respectively.

4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt at December 31 consist of the following:

                                                                 1998          1997
                                                              ----------    ----------
Long-term debt:
  Bankterm note payable monthly, with interest at the bank's prime rate (7.75% at December 31, 1998) based upon a
     seven year amortization. The note matures in October
     1999 and is collateralized by certain trade
     receivables, inventory, and property, plant and
     equipment..............................................  $  283,520    $  696,214
  Mortgage note payable with monthly principal and interest
     payable at the average weekly yield on United States
     Treasury Securities (4.625% at December 31, 1998) plus
     2.25%. The note matures in October 2007 and is
     collateralized by certain trade receivables, inventory,
     and property, plant and equipment......................   1,008,749     1,087,321
                                                              ----------    ----------
                                                               1,292,269     1,783,535
       Less current maturities..............................     370,615       490,360
                                                              ----------    ----------
                                                              $  921,654    $1,293,175
                                                              ==========    ==========

     The Company has also entered into a line of credit agreement with a bank. The loan under the line of credit is payable on demand and collateralized by certain trade receivables, inventory, and property, plant and equipment. Interest on the line of credit loan is payable monthly at the bank's prime rate. As of December 31, 1998 and 1997, the Company had no outstanding balance under the line of credit.

     The loan agreements contain certain restrictive covenants and provide for the maintenance of certain financial requirements.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     Long-term debt matures as follows:

                  YEAR ENDING DECEMBER 31,
                  ------------------------
1999........................................................  $  370,615
2000........................................................      93,277
2001........................................................      99,895
2002........................................................     106,983
2003........................................................     114,575
2004 and thereafter.........................................     506,924
                                                              ----------
                                                              $1,292,269
                                                              ==========

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

  Stock Warrants

     Concurrent with the Company's IPO, warrants to purchase 1,428,571 shares of common stock were exercised for $5 million. Subsequent to the IPO in 1996, warrants to purchase 25,923 shares of common stock for $90,730 were exercised. There were no warrants outstanding at December 31, 1998 and 1997.

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

     Options granted may be either incentive stock options or non-qualified stock options. The exercise price of each option is generally at least equal to the market price of the Company's common stock on the date of grant and an option's maximum term is ten years. Options under the Plan must be granted by March 31, 2004. Options are generally granted at the inception of employment or engagement and generally vest over a four year period.

     In December 1998, the Board of Directors approved a plan to cancel and regrant certain options held by primarily employees pursuant to the Plan. Options originally priced at above $2.50 per share were repriced; half of such options were repriced at $2 per share, and the other half were repriced at $3 per share. Each of the repriced options, whether vested or not vested, cannot be exercised for a period of six months ending June 13, 1999, unless certain events defined under the Plan occur.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     At December 10, 1998, options to purchase a total of 1,616,929 shares of common stock were repriced, of which approximately 526,000 shares were fully vested prior to repricing.

     A summary of the activity of the Plan follows:

                                                            YEARS ENDED
                                 ------------------------------------------------------------------
                                         1998                   1997                   1996
                                 --------------------    -------------------    -------------------
                                            WEIGHTED-              WEIGHTED-              WEIGHTED-
                                             AVERAGE                AVERAGE                AVERAGE
                                 SHARES     EXERCISE     SHARES    EXERCISE     SHARES    EXERCISE
                                  (000)       PRICE      (000)       PRICE      (000)       PRICE
                                 -------    ---------    ------    ---------    ------    ---------
Outstanding at beginning of
  year.........................    2,638     $2.910       1,128     $0.950       1,116     $0.670
  Granted......................    1,816      2.530       1,649      4.120          77      4.670
  Exercised....................     (296)     0.700        (107)     0.420         (54)     0.700
  Canceled.....................   (1,881)     3.950         (32)     4.510         (11)     0.700
                                 -------                 ------                 ------
Outstanding at end of year.....    2,277      2.030       2,638      2.910       1,128      0.950
                                 =======                 ======                 ======
Options exercisable at year
  end..........................      582                    813                    572
Weighted-average fair value of
  options granted during the
  year.........................  $  0.93                 $ 2.83                 $ 3.38

     The number of shares of options granted and canceled in 1998 includes the exchanged options.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                            OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 ------------------------------------------   -----------------------
                              WEIGHTED
                              AVERAGE           WEIGHTED                  WEIGHTED
                 NUMBER      REMAINING          AVERAGE       NUMBER      AVERAGE
EXERCISE PRICE   (000)    CONTRACTUAL LIFE   EXERCISE PRICE   (000)    EXERCISE PRICE
--------------   ------   ----------------   --------------   ------   --------------
$0.700 - $1.750    618           5.6years        $0.752        569         $0.711
$2.000 - $2.000    809           8.3              2.000         --          0.000
$2.375 - $5.500    850           8.3              2.992         13          3.580
                 -----                                         ---
                 2,277           7.6              2.032        582          0.777
                 =====                                         ===

     Options available for grant as of December 31, 1998 was 609,034 shares.

     Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined on a fair value basis consistent with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                         1998           1997           1996
                                      -----------    -----------    -----------
Net loss:
  As Reported.......................  $(3,321,787)   $(3,875,944)   $(2,620,710)
  Pro forma.........................  $(4,648,106)   $(4,197,795)   $(2,664,111)
Basic and diluted net loss per
  share:
  As Reported.......................  $     (0.28)   $     (0.33)   $     (0.55)
  Pro forma.........................  $     (0.39)   $     (0.35)   $     (0.56)

     The effects of calculating compensation cost under SFAS 123 for the years ending December 31, 1998, 1997 and 1996, may not be representative of the effects that this calculation may have on reported net losses or income for future years.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     The fair value of each option grant and common share sold under the Employee Stock Purchase Plan is estimated on the date of grant or issue using the Black-Scholes option-pricing model with the following weighted-average assumptions used in 1998, 1997 and 1996:

                                                                    EMPLOYEE STOCK
                                        STOCK OPTION PLAN           PURCHASE PLAN
                                 -------------------------------    --------------
                                  1998       1997        1996            1998
                                 -------    -------    ---------    --------------
Expected stock price
  volatility...................    77%        82%        113%           77%
Risk-free interest rate........   4.85%      5.50%       6.60%         4.85%
Expected life..................  5 years    5 years    3.9 years     0.5 year
Expected dividend yield........   None       None        None          None

     The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and stock purchase shares have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and stock purchase shares.

  Employee Stock Purchase Plan

     In October 1996, the Company adopted the 1996 Employee Stock Purchase Plan ("Purchase Plan"), and reserved 250,000 common shares for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees may purchase common shares at 85% of the lower of market value on the first business day or on the last business day of the offering period. Eligible employees may elect to participate through payroll deductions at the maximum level established by the Board of Directors, but not to exceed 15% of the participants' base pay, as defined. For the year ended December 31, 1998, 105,852 shares were issued under the Purchase Plan. No shares were issued from the Purchase Plan prior to 1998.

6. EMPLOYEE BENEFIT PLAN

     The Company has established a defined contribution employee benefit plan (the "Benefit Plan") pursuant to Section 401(k) of the Internal Revenue Code. Employees who have completed one year of service, and have attained the age of twenty-one, are eligible to participate in the Benefit Plan. Participants may elect to make salary deferral contributions of up to 15% of their compensation. The Company makes matching contributions of up to 4% of each participant's compensation. The Company made matching contributions of approximately $177,000, $157,000 and $16,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

7. INCOME TAXES

     The Company recorded a $100,000 and $130,000 provision for state income taxes in 1998 and 1997, respectively, as a result of taxable income earned by its subsidiary in a state where the Company is required to file tax returns on a separate company basis. There was no federal income tax expense in 1998, 1997, and 1996 due to net operating losses.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     The reconciliation of the provision (benefit) for income taxes computed at the U.S. federal statutory tax rate to the effective tax rate is as follows:

                                                  1998           1997          1996
                                               -----------    -----------    ---------
Tax provision (benefit) at U.S Statutory
  rate.......................................  $(1,095,407)   $(1,273,621)   $(891,041)
Valuation allowance for deferred tax
  assets.....................................    1,095,407      1,273,621      891,041
State income tax.............................      100,000        130,000           --
                                               -----------    -----------    ---------
                                               $   100,000    $   130,000    $      --
                                               ===========    ===========    =========

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

                                                       1998           1997
                                                    -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards................  $ 2,487,448    $ 1,901,284
  Acquired net operating loss carryforwards.......      394,262        454,677
  Research and development credits................       80,000         80,000
  Inventory capitalization and allowances.........       15,022         23,372
  Start up and organization costs.................      224,402        332,252
  Allowance for doubtful accounts.................      116,396        132,320
  Other...........................................      378,856        551,343
                                                    -----------    -----------
          Total...................................    3,696,386      3,475,248
  Less valuation allowance........................   (2,984,618)    (2,611,268)
                                                    -----------    -----------
     Net deferred tax assets......................      711,768        863,980
Deferred tax liabilities:
  Depreciation....................................     (711,768)      (863,980)
                                                    -----------    -----------
  Net deferred tax liabilities....................  $        --    $        --
                                                    ===========    ===========

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance in an amount equal to the difference between the net deferred tax assets and the deferred tax liability has been established to reflect these uncertainties. In 1997, the Company reduced the valuation allowance to the extent of the deferred tax liabilities generated primarily through the acquisition of BMT with a corresponding reduction in goodwill. The valuation allowance for deferred tax assets increased by $373,350, $710,830 and $764,431 during 1998, 1997 and 1996, respectively.

     As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $8,500,000. The Company also had federal research and development tax credit carryforwards of approximately $80,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2002 through 2018, if not utilized. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

8. BUSINESS ACQUISITION

     On October 30, 1996, simultaneous with the closing of the Company's IPO, the Company acquired all of the issued and outstanding common stock of BMT. The shareholders of BMT received, in the aggregate, a combination of $10,000,060 cash and 2,499,990 newly issued shares of common stock valued at $9,107,940.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

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

Assets acquired.........................................  $ 7,912,219
Liabilities assumed.....................................   (3,979,331)
Expensed in-process research and development............      783,000
Net fair market value of property, plant and equipment
  acquired in excess of book value......................    2,111,243
Goodwill................................................   12,280,869
                                                          -----------
          Total.........................................  $19,108,000
                                                          ===========

     BMT's results of operations are included in the accompanying consolidated statements of operations since November 1, 1996.

     The unaudited pro forma supplemental information on the results of operations, exclusive of the non-recurring charge (the charge associated with in-process research and development projects has not been reflected in the following pro forma summary as it is non-recurring), for the year ended December 31, 1996 includes the acquisition as if it had occurred at January 1, 1996.

                                                             1996
                                                          -----------
Revenues................................................  $14,634,838
Net loss................................................     (483,601)
Basic and diluted net loss per share....................        (0.04)

     The unaudited pro forma financial information is not necessarily indicative of either the results of operations that would have occurred had the acquisition been effected at January 1, 1996 or of future results of operations of the combined companies.

9. SEVERANCE COSTS

     The Company included in 1997 operating expenses a non-recurring severance charge of $1,600,000 related to accrued severance payments, stock option compensation expenses and expenses incurred primarily due to certain changes in management personnel in May 1997. Approximately $713,000 of the severance costs were non-cash charges related to stock option compensation.

10. LEASE OBLIGATIONS AND COMMITMENTS

     The Company leases office and warehouse space and certain equipment under operating leases that expire through 2000. Minimum future obligations under noncancelable operating leases as of December 31, 1998 are as follows:

                           YEAR                              AMOUNT
                           ----                             --------
1999......................................................  $104,000
2000......................................................     3,000
                                                            --------
Total.....................................................  $107,000
                                                            ========

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     Total rent expense for operating leases in 1998, 1997 and 1996 was approximately $237,000, $148,000 and $55,000, respectively.

11. OPERATING SEGMENTS, GEOGRAPHIC AREA DATA AND MAJOR CUSTOMER

  Operating Segments

     The Company has two reportable segments: Urology Products and Airway Management/OEM Products. The On-Command, the urology division's principal product, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained. The Company is considering marketing the On-Command internationally through independent foreign distribution arrangements, none of which are currently in place. BMT, the Company's wholly-owned subsidiary, manufactures and markets a series of proprietary airway management products. These products consist primarily of silicone based medical devices used in a wide variety of clinical applications, including tracheostomy and endotracheal tubes for airway management and voice prostheses for voice restoration. BMT also produces a range of complex catheter type products on an OEM and private label basis for other medical device companies in areas that include gastrointestinal feeding, esophageal management, cardiac perfusion, hyperalimentation and dialysis.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before allocation of intangible asset amortization expense and before income taxes. No intersegment sales are recorded and intersegment transfers are recorded at cost beginning in fiscal year 1997; there is no intercompany profit or loss on intersegment sales or transfers. In the two-month period following the acquisition of BMT in October 1996, intersegment sales were recorded as if the sales were made to third parties.

     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they distribute distinct products to different user groups.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     The Company utilizes the following information for purposes of assessing a segment's performance and making operating decisions:

                                                       UROLOGY     AIRWAY MANAGEMENT/
                                                      PRODUCTS        OEM PRODUCTS         TOTAL
                                                     -----------   ------------------   -----------
YEAR ENDED DECEMBER 31, 1998
Revenues from external customers...................  $        --      $17,604,000       $17,604,000
Interest expense...................................           --          132,000           132,000
Interest income....................................      400,000           44,000           444,000
Depreciation and amortization expense..............      281,000          561,000           842,000
Segment profit (loss)..............................   (5,033,000)       2,636,000        (2,397,000)
Segment assets.....................................   26,673,000       21,054,000        47,727,000
Expenditures for long-lived assets.................      369,000          818,000         1,187,000

YEAR ENDED DECEMBER 31, 1997
Revenues from external customers...................  $        --      $16,541,000       $16,541,000
Interest expense...................................        5,000          176,000           181,000
Interest income....................................      577,000           25,000           602,000
Depreciation and amortization expense..............      210,000          471,000           681,000
Segment profit (loss)..............................   (3,409,000)       2,094,000        (1,315,000)
Segment assets.....................................   29,794,000       21,498,000        51,292,000
Expenditures for long-lived assets.................      296,000          404,000           700,000

YEAR ENDED DECEMBER 31, 1996
Revenues from external customers...................  $        --      $ 2,300,000       $ 2,300,000
Intersegment revenues..............................           --           48,000            48,000
Interest expense...................................       49,000           33,000            82,000
Interest income....................................      124,000               --           124,000
Depreciation and amortization expense..............      194,000           78,000           272,000
Segment profit (loss)..............................   (1,912,000)         233,000        (1,679,000)
Segment assets.....................................   32,019,000       22,227,000        54,246,000
Expenditures for long-lived assets*................       73,000           59,000           132,000

---------------
* Goodwill of $12,281,000 and net fair market value of property, plant & equipment in excess of book value of $2,111,000 resulting from the BMT acquisition are excluded.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

     A reconciliation of reportable segment amounts to the Company's consolidated balances is as follows:

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
REVENUES
Total external revenues for reportable
  segments.......................................  $ 17,604,000    $ 16,541,000    $  2,300,000
Intersegment revenues for reportable segments....            --              --          48,000
Elimination of intersegment revenues.............            --              --         (48,000)
                                                   ------------    ------------    ------------
          Total consolidated revenues............  $ 17,604,000    $ 16,541,000    $  2,300,000
                                                   ============    ============    ============
DEPRECIATION AND AMORTIZATION EXPENSE
Total depreciation and amortization for
  reportable segments............................  $    842,000         681,000    $    272,000
Unallocated amounts:
  Amortization of goodwill.......................       632,000         644,000          91,000
  Depreciation of acquired fixed asset fair value
     adjustment..................................       193,000         187,000          68,000
                                                   ------------    ------------    ------------
          Total consolidated depreciation and
            amortization expense.................  $  1,667,000    $  1,512,000    $    431,000
                                                   ============    ============    ============
LOSS BEFORE INCOME TAXES
Total loss for reportable segments...............  $ (2,397,000)   $ (1,315,000)   $ (1,679,000)
Unallocated amounts:
  Amortization of goodwill.......................      (632,000)       (644,000)        (91,000)
  Depreciation of acquired fixed asset fair value
     adjustment..................................      (193,000)       (187,000)        (68,000)
  Severance costs................................            --      (1,600,000)             --
  Acquired in-process research and development...            --              --        (783,000)
                                                   ------------    ------------    ------------
          Total consolidated loss before income
            taxes................................  $ (3,222,000)   $ (3,746,000)   $ (2,621,000)
                                                   ============    ============    ============
ASSETS
Total assets for reportable segments.............    47,727,000    $ 51,292,000    $ 54,246,000
Elimination of intercompany receivables..........      (460,000)       (260,000)        (98,000)
Elimination of investment in subsidiaries........   (19,108,000)    (19,108,000)    (19,108,000)
                                                   ------------    ------------    ------------
          Total consolidated assets..............  $ 28,159,000    $ 31,924,000    $ 35,040,000
                                                   ============    ============    ============

  Geographic Area Data

     Sales by major geographic area are as follows (sales are attributed to countries based on the location of customers):

                                                       1998            1997            1996
                                                   ------------    ------------    ------------
United States....................................  $ 15,205,000    $ 14,391,000    $  1,948,000
Western Europe...................................     1,623,000       1,358,000         286,000
Japan............................................       153,000         163,000          54,000
Other............................................       623,000         629,000          12,000
                                                   ------------    ------------    ------------
                                                   $ 17,604,000    $ 16,541,000    $  2,300,000
                                                   ============    ============    ============

     All assets are primarily located in the United States. Amount of inventory and office equipment located outside the United States (in Europe) is insignificant.

                          UROQUEST MEDICAL CORPORATION

                               DECEMBER 31, 1998

  Major Customer

     Net sales to one customer of the Airway Management/OEM Products business segment (Abbott Laboratories) amounted to 19%, 24% and 21% of total net sales for the years ended December 31, 1998, 1997 and 1996, respectively. Outstanding receivables from this customer at December 31, 1998, 1997 and 1996 approximated 32%, 22% and 21% of total gross accounts receivable, respectively.

                                 EXHIBIT INDEX

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
     3.1       Restated Certificate of Incorporation of UroQuest Medical
               Corporation, a Delaware corporation(5)
     3.2       Bylaws of UroQuest Medical Corporation, a Delaware
               corporation (5)
     3.3       Specimen Stock Certificate(6)
    10.1*      Form of Indemnification Agreement between the Registrant and each of its directors and officers(6)
    10.2*      1994 Stock Plan(4)
    10.3*      1996 Employee Stock Purchase Plan and form of Subscription and Contribution Election Form(6)
    10.4*      Employment Agreement dated January 2, 1998 between the
               Company and Terry E. Spraker, Ph.D.(3)
    10.5*      Employment Agreement dated January 2, 1998 between the
               Company and Jeffrey L. Kaiser(3)
    10.6       Lease dated December 16, 1995 between JVM Realty Corporation and Bivona, Inc.(6)
    10.8*      Employment Agreement dated January 2, 1998 between the
               Company and Keith W.L. Ward(3)
    10.9*      Employment Agreement effective June 1, 1995 for Terrance L.
               Domin(6)
    10.10*     Employment Agreement dated February 18, 1998 between the
               Company and Alan L. Marquardt(3)
    10.11*     Employment Agreement effective June 27, 1996 for Tom E.
               Brandt(6)
    10.12*     Letter dated August 15, 1996 from the Registrant to J.J.
               Donohue(6)
    10.13*     Right of First Refusal and Co-Sale Agreement dated June 15,
               1995 among the Registrant, Warburg, Pincus Investors, L.P.,
               Vertical Fund Associates, L.P. and Richard C. Davis, Jr.,
               M.D. (the "Co-Sale Agreement")(6)
    10.14*     Letter Agreement dated September 30, 1996, as amended
               October 23, 1996, among UroQuest Medical Corporation,
               Warburg, Pincus Investors, L.P., Vertical Fund Associates,
               L.P. and Richard C. Davis, Jr., M.D., amending the Co-Sale
               Agreement(6)
    10.15      Note and Security Agreement between the Company and Richard
               C. Davis Jr., M.D. dated January 9, 1998 (the note was
               repaid on March 30, 1998)(3)
    10.16      Note and Security Agreement between the Company and Alan
               Marquardt dated May 7, 1998(2)
    10.17*     Indemnification Agreement between the Company and Terry E.
               Spraker dated October 12, 1998(1)
    10.18*     Indemnification Agreement between the Company and Jeffrey L.
               Kaiser dated October 12, 1998(1)
    10.19*     Indemnification Agreement between the Company and Alan
               Marquardt dated October 12, 1998(1)
    10.20*     Indemnification Agreement between the Company and Keith Ward dated October 12, 1998(1)
    21.1       Subsidiaries of Registrant(6)

                                                                             SEQUENTIALLY
    EXHIBIT                                                                    NUMBERED
    NUMBER                       DESCRIPTION OF DOCUMENT                         PAGE
    -------    ------------------------------------------------------------  ------------
    23.1a      Consent of Ernst & Young LLP, Independent Auditors
    23.1b      Consent of KPMG LLP
    27.1       Financial Data Schedule for the year ended December 31, 1998

---------------
(1) Incorporated by Reference from the UroQuest Medical Corporation Quarterly Report on Form 10-Q dated November 13, 1998

(2) Incorporated by Reference from the UroQuest Medical Corporation Quarterly Report on Form 10-Q dated August 13, 1998

(3) Incorporated by Reference from the UroQuest Medical Corporation Quarterly Report on Form 10-Q dated May 14, 1998

(4) Incorporated by Reference from the UroQuest Medical Corporation Annual Report on Form 10-K dated March 30, 1998

(5) Incorporated by Reference from the UroQuest Medical Corporation Annual Report on Form 10-K dated March 27, 1997

(6) Incorporated by Reference from the UroQuest Medical Corporation Registration Statement on Form S-1, File No. 333-07277

 *  Management contract or compensatory plan arrangement