Form 10-K405/A
period 1998-12-31
UROQUEST MEDICAL CORP
filed 1999-04-30
CIK 948456

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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


================================================================================

                                EXPLANATORY NOTE

        On March 31, 1999, UroQuest Medical Corporation (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report"), with the Securities and Exchange Commission.

        The purpose of this amendment to the Annual Report is to amend Part III of the Annual Report on Form 10-K to provide the information required by Items 401 to 405 of Regulation S-K with respect to Registrant's directors and executive officers, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions, pursuant to General Instruction G(3) of Form 10-K.

                                    PART III

--------------------------------------------------------------------------------

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        At the Annual Meeting of Shareholders held in June 1998, seven (7) directors of the Company (constituting the entire Board of Directors) were elected to serve until the next annual meeting of shareholders and until their respective successors shall be duly elected and qualified.

        Maynard Ramsy, III, M.D., Ph.D., who had served as a director of the Company since 1994, resigned from the directorship in November 1998.

        As of December 31, 1998, the directors of the Registrant are as follows:

        RICHARD C. DAVIS, M.D., age 45, has been a director and Chairman of the Board since the Company's inception and was its Chief Science Officer from November 1994 to June 1997. Dr. Davis invented the On-Command products and was responsible for all research and development activities of the Company during that period. In 1989, he founded Code Blue Medical Corporation, a marketer of disposable medical devices ("Code Blue") and served as Chairman until April 1992, when Code Blue was sold to Ballard Medical Products, a medical products company. Dr. Davis is named as an inventor in over 40 United States patents. Dr. Davis holds a M.D. from the Medical College of Virginia and a B.S. in Chemistry from Old Dominion University.

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

        JACK W. LASERSOHN, age 46, has served as a director of the Company since June 1995. Mr. Lasersohn has been a General Partner of The Vertical Group, a private venture capital and investment management firm, since its formation in 1989 by former principals of F. Eberstadt & Co., Inc. From 1981 to 1989, he was a Vice President and later a Managing Director of the venture capital division of F. Eberstadt & Co., Inc. Mr. Lasersohn also serves as a director of CardioThoracic Systems, Inc., a medical device company, VitalCom Inc., a health care information systems company, Masimo Inc., a medical device company, and a number of privately-held health care companies. He holds a J.D. from Yale University and a M.A. and B.S. from Tufts University.

        GARY E. NEI, age 55, has been a director since June 1994. Mr. Nei is currently Chairman of the Board of B&B Publishing, a publishing company, and has served as such since May 1995. He also serves as a consultant. Previously, Mr. Nei was President and Chief Executive Officer of Eon Labs, a pharmaceutical company, from February 1992 until January 1995. From November 1988 until December 1991, he served as the President and Chief Executive Officer of Lyphomed, Inc., a pharmaceutical company. From 1985 until 1986, he served as Executive Vice President of Baxter International, a health care company. He is also a director of Brady Corp., an adhesives and graphics technology company and Chairman of the Beverage Testing Institute, a publications company which reviews beverages. He holds a M.B.A. from Northwestern University and a B.A. from Ripon College.

        ELIZABETH H. WEATHERMAN, age 39, has served as a director of the Company since June 1995. Ms. Weatherman is a Managing Director and member of E.M. Warburg, Pincus & Co., LLC, a private investment firm, and has been with the firm since June 1988. Ms. Weatherman is also a director of Xomed Surgical Products, Inc., a medical device company, and several privately-held health care companies. Ms. Weatherman holds a M.B.A. from Stanford University and a B.A. from Mount Holyoke College.

BOARD MEETINGS AND COMMITTEES

        All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. During the fiscal year ended December 31, 1998, the Board of Directors met on eight occasions. The Board of Directors has a Compensation Committee, which establishes compensation policies and is responsible for determinations regarding salaries, incentive compensation and other forms of compensation for directors, officers and other employees of the Company. The Audit Committee has oversight over the process of auditing the Company's internally prepared financial statements, and is charged with reviewing any potential conflicts of interest. Officers are elected by and serve at the discretion of the Board of Directors or pursuant to individual employment agreements. There are no family relationships among the directors or officers of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Nei and Lasersohn and Ms. Weatherman are members of the Compensation Committee. The Compensation Committee met once in March 1999 with regard to the Company's compensation plans for the 1998 fiscal year and once in December 1998 in regard to stock option repricing. In addition to the functions and responsibilities discussed above, the Compensation Committee also administers the Company's incentive compensation plans.

        Mr. Nei and Ms. Weatherman are members of the Audit Committee. From April 1997 through January 1998, Messrs. Nei and Lasersohn were members of the Audit Committee. The Audit Committee met once in February 1999 with regard to the Company's 1998 fiscal year financial results and reporting.

COMPENSATION OF DIRECTORS

        Directors of the Company do not receive cash for services they provide as directors, aside from out-of-pocket expenses incurred in connection with attendance at board meetings.

EXECUTIVE OFFICERS

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

Item 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth certain compensation paid by the Company to all individuals who acted as Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (collectively the "Named Executive Officers") for services rendered during the fiscal years ended December 31, 1996 and 1997, and 1998.


                                                                          Long-Term
                                                                     Compensation Awards
                                                                   -----------------------
                                            Annual Compensation    Restricted   Securities
                                           ----------------------    Stock      Underlying       All Other
Name and Principal Position        Year     Salary        Bonus      Awards      Options(1)     Compensation
---------------------------        ----    --------      --------  ----------   -----------     ------------
Terry E. Spraker, Ph.D.(2) ....    1998    $240,000      $101,100       --       595,000(3)      $  1,254(4)
  President & Chief Executive      1997     148,462        97,000       --       700,000              155(5)
  Officer                          1996          --            --                     --               --

Thomas E. Brandt(6) ...........    1998     176,400        45,289       --       102,000(7)         9,637(8)
  Chief Operating Officer          1997     168,000        34,200       --       120,000            7,566(9)
                                   1996      28,000            --       --            --            1,325(10)

Jeffrey L. Kaiser(11) .........    1998     144,430        36,546       --       102,000(12)          889(13)
  Vice President & Chief           1997      83,372        23,900       --       120,000              155(14)
  Financial Officer,               1996          --            --       --            --               --
  Secretary & Treasurer

Alan L. Marquardt(15) .........    1998     122,500        36,735       --       102,000(16)          777(17)
  Vice President,                  1997          --            --       --            --               --
  Regulatory &  Clinical           1996          --            --       --            --               --


Keith W.L. Ward(18) ...........    1998     120,728        32,695       --       102,000(19)       18,518(20)
  Vice President, International    1997      49,085        15,485       --       120,000            6,016(21)
                                   1996          --            --       --            --               --

------------------

 (1) In December 1998, the Compensation Committee offered to all current employees and certain consultants holding outstanding options to purchase the Common Stock of the Company with an exercise price in excess of $2.50 per share the opportunity to exchange such options for new options. Each such new option held by the Executive Officers of the Company will be on the same terms as the surrendered option (including vesting and expiration date), except that (i) the new option will be an option to purchase that number of shares equal to 85% of the number of shares underlying the exchanged option, (ii) the exercise price for one-half of the new options will be $2.00 per share; and the exercise price for the remaining half of the new options will be $3.00 per share, and (iii) such new options will not be exercisable, except upon optionee's involuntary termination, death, or disability or upon the occurrence of a merger of the Company or a sale of substantially all of the Company's assets in which such new options are not assumed, for a period of six months ending June 13, 1999.

 (2) Effective May 1997, UroQuest Medical Corporation President and Chief Executive Officer.

 (3) Pursuant to the option exchange program described in note (1), the number of options granted to Dr. Spraker in October 1997 was reduced in December 1998 by 105,000 shares from 700,000 shares to 595,000 shares.

 (4) Consists of life insurance premiums for the benefit of Dr. Spraker in the amount of $1,254 for the fiscal year ended 1998.

 (5) Consists of life insurance premiums for the benefit of Dr. Spraker in the amount of $155 for the fiscal year ended 1997.

 (6)    Effective October 1996, UroQuest Medical Corporation Chief Operating
        Officer.

 (7) Pursuant to the option exchange program described in note (1), the number of options granted to Mr. Brandt in October 1997 was reduced in December 1998 by 18,000 shares from 120,000 shares to 102,000 shares.

 (8) Consists of life insurance premiums for the benefit of Mr. Brandt in the amount of $1,095 and 401(k) matching contributions in the amount of $8,542 for the fiscal year ended 1998.

 (9) Consists of life insurance premiums for the benefit of Mr. Brandt in the amount of $1,104 and 401(k) matching contributions in the amount of $6,462 for the fiscal year ended 1997.

(10) Consists of life insurance premiums for the benefit of Mr. Brandt in the amount of $166 and 401(k) matching contributions in the amount of $1,159 for the fiscal year ended 1996.

(11) Effective May 1997, UroQuest Medical Corporation Vice President and Chief Financial Officer, Secretary and Treasurer.

(12) Pursuant to the option exchange program described in note (1), the number of options granted to Mr. Kaiser in October 1997 was reduced in December 1998 by 18,000 shares from 120,000 shares to 102,000 shares.

(13) Consists of life insurance premiums for the benefit of Mr. Kaiser in the amount of $889 for the fiscal year ended 1998.

(14) Consists of life insurance premiums for the benefit of Mr. Kaiser in the amount of $155 for the fiscal year ended 1997.

(15) Effective March 1998, UroQuest Medical Corporation Vice President, Regulatory and Clinical.

(16) Pursuant to the option exchange program described in note (1), the number of options granted to Mr. Marquardt in April 1998 was reduced in December 1998 by 18,000 shares from 120,000 shares to 102,000 shares.

(17) Consists of life insurance premiums for the benefit of Mr. Marquardt in the amount of $777 for the fiscal year ended 1998.

(18) Effective August 1997, UroQuest Medical Corporation Vice President, International.

(19) Pursuant to the option exchange program described in note (1), the number of options granted to Mr. Ward in October 1997 was reduced in December 1998 by 18,000 shares from 120,000 shares to 102,000 shares.

(20) Consists of life insurance premiums for the benefit of Mr. Ward in the amount of $4,024 and pension payments in the amount of $14,494 for the fiscal year ended 1998.

(21) Consists of life insurance premiums for the benefit of Mr. Ward in the amount of $1,332 and pension payments in the amount of $4,684 for the fiscal year ended 1997.

STOCK OPTION INFORMATION

        The following table sets forth certain information as to options granted during the fiscal year ended December 31, 1998 to each Named Executive Officer of the Company. In accordance with the rules of the Securities and Exchange Commission, the following table also sets forth the potential realizable value over the term of the options (the period from the grant date to the expiration date) based on assumed rates of stock appreciation of 5% and 10% compounded annually. These amounts do not represent the Company's estimate of future stock prices. Actual realizable values, if any, of stock options will depend on the future performance of the Common Stock.

              OPTION GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1998



                                 Individual Grants                                   Potential Realizable
                           ----------------------------------------------------         Value at Assumed
                             Number of       Percent of                              Annual Rates of Stock
                            Securities          Total                                  Price Appreciation
                            Underlying         Options     Exercise                    for Option Terms(5)
                              Options        Granted in     Price    Expiration     -------------------------
                           Granted(1)(2)    Fiscal 1998(3) ($/Sh)(4)    Date            5%             10%
                           -------------    -------------- ---------  --------      ---------       ---------
Terry E. Spraker, Ph.D.....   595,000             33%      $   2.50   10/27/07      $(225,762)      $ 419,559

Thomas E. Brandt ..........   102,000              6%      $   2.50   10/27/07        (38,702)         71,924

Jeffrey L. Kaiser .........   102,000              6%      $   2.50   10/27/07        (38,702)         71,924

Alan L. Marquardt .........   102,000              6%      $   2.50   4/3/08          (34,056)         85,784

Keith W.L. Ward ...........   102,000              6%      $   2.50   10/27/07        (38,702)         71,924

----------

(1) Grants under the 1994 Stock Plan. The options generally have a four-year vesting period. Such options are not transferable other than by will or the laws of descent and distribution.

(2) In December 1998, the Compensation Committee offered to all current employees and certain consultants holding outstanding options to purchase the Common Stock of the Company with an exercise price in excess of $2.50 per share the opportunity to exchange such options for new options. Each such new option held by the Executive Officers of the Company will be on the same terms as the surrendered option (including vesting and expiration date), except that (i) the new option will be an option to purchase that number of shares equal to 85% of the number of shares underlying the exchanged option, (ii) the exercise price for one-half of the new options will be $2.00 per share; and the exercise price for the remaining half of the new options will be $3.00 per share, and (iii) such new options will not be exercisable, except upon optionee's involuntary termination, death, or disability or upon the occurrence of a merger of the Company or a sale of substantially all of the Company's assets in which such new options are not assumed, for a period of six months ending June 13, 1999.

(3) Based on an aggregate of 1,816,648 options (including 1,616,929 shares of exchanged options) granted by the Company in the fiscal year ended December 31, 1998 to employees of and consultants to the Company, including Named Executive Officers.

(4) Half of the options exchanged are priced at $2 per share and the other half are priced at $3 per share. The average exercise price of these options exchanged is therefore $2.50 per share.

(5) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated assuming that the fair market value of the Company's Common Stock on the date of repricing appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. On the date of repricing, the fair market value of the Company's Common Stock was at $1.375 per share; the average exercise price of the repriced options is $2.50 per share.


               AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth, for each of the Named Executive Officers, information with respect to each exercise of stock options during the fiscal year ended December 31, 1998 and the value of unexercised stock options held by such individuals at December 31, 1998.

        AGGREGATE OPTION EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 1998
                        AND FISCAL YEAR-END OPTION VALUES


                        Shares
                       Acquired                  Number of Shares Underlying          Value of Unexercised
                          on        Value           Unexercised Options at           In-the-Money Options at
                       Exercise   Realized            December 31, 1998               December 31, 1998(2)
                       --------   --------     ------------------------------     ----------------------------
                                               Exercisable   Unexercisable(1)     Exercisable    Unexercisable
                                               -----------   ----------------     -----------    -------------
Terry E. Spraker, Ph.D.   --          --            --            595,000               --             --

Thomas E. Brandt          --          --            --            102,000               --             --

Jeffrey L. Kaiser         --          --            --            102,000               --             --

Alan L. Marquardt         --          --            --            102,000               --             --

Keith W.L. Ward           --          --            --            102,000               --             --

(1) In December 1998, the Compensation Committee offered to all current employees and certain consultants holding outstanding options to purchase the Common Stock of the Company with an exercise price in excess of $2.50 per share the opportunity to exchange such options for new options. Each such new option held by the Executive Officers of the Company will be on the same terms as the surrendered option (including vesting and expiration date), except that (i) the new option will be an option to purchase that number of shares equal to 85% of the number of shares underlying the exchanged option, (ii) the exercise price for one-half of the new options will be $2.00 per share; and the exercise price for the remaining half of the new options will be $3.00 per share, and (iii) such new options will not be exercisable, except upon optionee's involuntary termination, death, or disability or upon the occurrence of a merger of the Company or a sale of substantially all of the Company's assets in which such new options are not assumed, for a period of six months ending June 13, 1999.

(2) Value is based on the closing sale price of the Common Stock as of the last business day of the year, December 31, 1998 ($1.00), minus the exercise price.

TEN-YEAR OPTION REPRICING

        The following table sets forth information with respect to all repricings of options held by each of the Named Executive Officers during the last ten completed fiscal years.

                            10-YEAR OPTION REPRICING

                                                                                                      Length of
                                                                                                       Original
                                                    Number of       Market                              Option
                                                    Securities     Price of     Exercise                Term
                                                    Underlying     Stock at     Price at     New      Remaining
                                     Date of         Options        Time of     Time of    Exercise   at Date of
                                    Repricing        Repriced      Repricing   Repricing    Price     Repricing
                                     --------         -------      ----------  ----------  --------   ---------
Terry E. Spraker, Ph.D               12/10/98         297,500      $    1.375  $    4.000  $   2.00   8.9 years

                                     12/10/98         297,500           1.375       4.000      3.00   8.9

Thomas E. Brandt                     12/10/98          51,000           1.375       4.000      2.00   8.9

                                     12/10/98          51,000           1.375       4.000      3.00   8.9

Jeffrey L. Kaiser                    12/10/98          51,000           1.375       4.000      2.00   8.9

                                     12/10/98          51,000           1.375       4.000      3.00   8.9

Alan L. Marquardt                    12/10/98          51,000           1.375       3.125      2.00   9.3

                                     12/10/98          51,000           1.375       3.125      3.00   9.3

Keith W.L. Ward                      12/10/98          51,000           1.375       4.000      2.00   8.9

                                     12/10/98          51,000           1.375       4.000      3.00   8.9


COMPENSATION COMMITTEE REPORT ON THE OPTION EXCHANGE PROGRAM

        After considering various alternatives to address employee retention and motivation, the Compensation Committee approved the Option Exchange Program in December 1998. Pursuant to the Option Exchange Program, all current employees including the Executive Officers and certain consultants holding outstanding options to purchase the Common Stock of the Company with an exercise price in excess of $2.50 per share were offered the opportunity to exchange such options for new non-statutory and/or incentive stock options. The exercise price for one-half of the new options will be $2.00 per share, and the exercise price for the remaining half of the new options will be $3.00 per share, both of which were above the then current market price on the date of regrant of $1.375 per share. All new stock options issued pursuant to the Option Exchange Program were issued under the 1994 Stock Plan. Each such new option will be on the same terms as the surrendered option (including number of shares, vesting and expiration date) except, in the case of Executive Officers, the number of shares underlying the new option is reduced by 15%. All optionees receiving new options in the Option Exchange Program were required to agree not to exercise their new options, except upon optionee's involuntary termination, death, or disability or upon the occurrence of a merger of the Company or a sale of substantially all of the Company's assets in which such new options are not assumed, for a period of six months ending June 13, 1999. A total of 1,616,929 shares of stock options were exchanged in the Option Exchange Program.

        Stock options are intended to provide incentives to the Company's officers, employees and consultants. The Compensation Committee believes that such equity incentives are a significant factor in the Company's ability to attract, retain and motivate service providers who are critical to the Company's long-term success. The disparity between the original exercise prices of the Company's outstanding stock options and the market price for the Common Stock did not provide, in the judgment of the Compensation Committee, a meaningful incentive or retention device to those holding stock options and, therefore, the Compensation

Committee determined that offering the Option Exchange Program was in the best interest of the Company and its stockholders.

                                        RESPECTFULLY SUBMITTED
                                        BY THE COMPENSATION COMMITTEE:

                                              Jack W. Lasersohn
                                              Gary E. Nei
                                              Elizabeth H. Weatherman


EMPLOYMENT AGREEMENTS

        In the first quarter of 1998, the Company has entered into employment agreements with all of its Executive Officers who joined the Company in 1997 and 1998. The Company's employment agreement with Dr. Spraker provides for an annual base compensation of $240,000 as of the date of hire, subject to annual increases upon Compensation Committee of the Board of Director's approval, as well as participation in the Company's bonus, stock option and fringe benefit programs. In addition, the agreement contains stock option acceleration provisions related to a change of control of the Company. Dr. Spraker's agreement also contains severance provisions that under certain circumstances could entitle Dr. Spraker to receive a lump-sum cash severance payment equal to his then current annual compensation.

        The Company's employment agreement with Mr. Brandt provides for an annual base compensation of $168,000 in 1997 which is subject to annual increases upon board approval, participation in the Company's bonus, stock option and fringe benefit programs, and severance continuation for up to thirty months (as of March 31, 1999) following termination of employment without cause.

        The Company's employment agreement with Mr. Kaiser provides for an annual base compensation of $140,000 as of the date of hire, subject to annual increases upon board approval, along with participation in the Company's bonus, stock option and fringe benefit programs.

        The Company's employment agreement with Mr. Ward provides for an annual base compensation of $112,000 as of the date of hire, subject to annual increases upon board approval, along with participation in the Company's bonus, stock option and fringe benefit programs, including company provided contributions to a United Kingdom pension fund.

        The Company's employment agreement with Mr. Marquardt provides for an annual base compensation of $147,000 as of the date of hire, subject to annual increases upon board approval, and participation in the Company's bonus, stock option and fringe benefit programs.

        In addition, the agreements for Messrs. Kaiser, Ward and Marquardt contain stock option acceleration provisions in certain instances in which there is a change of control of the Company.

                          BOARD COMPENSATION COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

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

        Stock option awards are designed to promote the identity of long-term interests between the Company's employees and its stockholders and assist in the retention of executives. The size of option grants is generally intended by the Compensation Committee to reflect the executive's position with the Company and his or her actual or potential contributions to the Company in relation to his or her overall compensation. The Compensation Committee believes that stock options have been and remain an excellent vehicle for compensating its employees. Because the option exercise price of the employee is generally the fair market value of the stock on the date of grant, employees recognize a gain only if the value of the stock increases. Thus, employees with stock options are rewarded for their efforts to improve the long-term value of the Common Stock. Stock options, moreover, have been used to reward a significant portion of the employees of the Company, not just at the executive officer level.

1998 COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER

        The amount and means of determining Dr. Spraker's base annual salary for 1998 was fixed by the terms of his employment agreement with the Company. Dr. Spraker was appointed as President and CEO in May 1997. His employment agreement provided for an annual base salary of $240,000, subject to yearly review, and such incentive bonus payments as the Compensation Committee may from time to time determine.

        In February 1999, the Company paid a cash bonus of $101,100 to its Chief Executive Officer. The Compensation Committee intended for this bonus to represent compensation for such officer's contributions to the development and achievements of the Company through December 31, 1998.

        The objectives achieved by the Company which the Compensation Committee determined to be significant in determining Dr. Spraker's 1998 salary and cash incentive payment included clinical trial and regulatory progress of the Company's On-Command products, corporate financial performance for fiscal 1998 and certain other items. The Compensation Committee expects that it will continue to review the CEO's salary on an annual basis and will adjust his compensation based upon the achievement of goals and objectives set for the Company.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)

        The Compensation Committee has not yet adopted a policy on the 1993 amendment to the Internal Revenue Code of 1986, as amended (the "Code"), disallowing deduction on compensation in excess of $1 million for certain executives of public companies. The Company believes that options granted under the 1994 Stock Plan are exempt from the limitation, and other compensation expected to be paid during fiscal year 1999 is below the compensation limitation.

                                        RESPECTFULLY SUBMITTED
                                        BY THE COMPENSATION COMMITTEE:

                                               Jack W. Lasersohn
                                               Gary E. Nei
                                               Elizabeth H. Weatherman

                          STOCKHOLDER PERFORMANCE GRAPH

        The following graph compares the performance of the Company's Common Stock to the Nasdaq Stock Market Total Return Index for U.S. Companies (the "Nasdaq Stock Market - U.S. Index") and the Hambrecht & Quist Growth Index ("H&Q Growth Index") over the period from the time of the Company's initial public offering of Common Stock on October 24, 1996 to December 31, 1998. The graph assumes that the value of an investment in the Company's Common Stock and each index was $100 at October 24, 1996 and that all dividends were reinvested.

                              [PERFORMANCE GRAPH]

TOTAL RETURN ANALYSIS
                                        10/24/96        12/31/96        12/31/97        12/31/98
                                        --------        --------        --------        --------
UROQUEST MEDICAL CORPORATION            $100.00         $112.50         $ 43.75         $ 16.67
HAMBRECHT & QUIST GROWTH INDEX          $100.00         $ 97.86         $100.20         $145.33
NASDAQ COMPOSITE (US)                   $100.00         $105.65         $129.04         $180.91



        The information contained in the Stock Performance Graph shall not be deemed to be "soliciting material" or to be filed with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information known to the Company with respect to the beneficial ownership of its Common Stock as of March 31, 1999, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers of the Company and (iv) all directors and executive officers as a group:


                                                                      Approximate
                                                Shares Beneficially    Percent of
Name of Beneficial Owner                              Owned(1)          Total(2)
------------------------                        -------------------   ------------
Warburg, Pincus Investors, L.P.(3)..............     3,188,571           25.6%
  466 Lexington Ave., 10th Floor
  New York, NY 10017

Elizabeth H. Weatherman(4)......................     3,188,571           25.6%
  Warburg, Pincus Investors, L.P.
  466 Lexington Ave., 10th Floor
  New York, NY 10017

Thomas E. Brandt................................     1,605,029           12.9%

Richard C. Davis, M.D.(5).......................       979,153            7.8%

Jack W. Lasersohn(6)............................       354,285            2.8%

Terry E. Spraker, Ph.D. ........................            --            *

Gary E. Nei(7)..................................       105,716            *

Jeffrey L. Kaiser...............................         9,537            *

Keith W. L. Ward................................         9,090            *

Alan Marquardt..................................            --            *

All directors and executive officers as a
group (9 persons)(8)............................     6,251,381           49.4%

----------

*       Less than 1%

(1) Unless otherwise indicated in these footnotes, or pursuant to applicable state community property laws, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

(2) Percentages are determined based upon 12,452,522 shares of Common Stock outstanding on March 31, 1999 together with the applicable warrants and options exercisable within 60 days of March 31, 1999 for such stockholder.

(3) Represents 3,188,571 shares of Common Stock held by Warburg, Pincus Investors, L.P. ("Warburg"). The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EM Warburg"), manages Warburg. The members of EM Warburg are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EM Warburg and may be deemed to control both WP and EM Warburg. WP has a 20% interest in the profits of Warburg as the general partner. Elizabeth H. Weatherman, a director of the Company, is a Managing Director and member of EM Warburg, and a general partner of WP. As such, Ms. Weatherman may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) in an indeterminate portion of the shares beneficially owned by Warburg and WP.

(4) All of the shares indicated as owned by Ms. Weatherman are owned directly by Warburg and are included because of Ms. Weatherman's affiliation with Warburg. As such, Ms. Weatherman may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Warburg. Ms. Weatherman disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(5) Represents 873,318 shares of Common Stock, 871,318 shares of which are held by The Richard C. Davis, Jr. 1993 Revocable Trust, of which Dr. Davis is a trustee and over which Dr. Davis has investment and voting control. The remaining 2,000 shares are owned by Mrs. Elizabeth K. Davis, wife of Dr. Davis. Dr. Davis disclaims beneficial ownership of these shares. Also includes 105,835 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

(6) Represents 354,285 shares of Common Stock held by Vertical Fund Associates, L.P. ("Vertical"). The sole general partner of Vertical is The Vertical Group, L.P. ("Vertical Group"). Jack W. Lasersohn, a director of the Company, is a General Partner of the Vertical Group. As such, Mr. Lasersohn may be deemed to have an indirect pecuniary interest in an indeterminate portion of the shares beneficially owned by Vertical Group. Mr. Lasersohn disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(7) Represents 105,716 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

(8) Includes 211,551 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 31, 1999.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons owning ten percent of the Company's Common Stock (collectively, "Reporting Persons") to file reports of ownership with the Securities and Exchange Commission (the "SEC"). Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed.

        Based solely on its review of the copies of such forms received or written representations from certain Reporting Persons, the Company believes that, with respect to fiscal year 1998, all filing requirements applicable to its Reporting Persons were complied with.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On January 9, 1998, a Note and a Security Agreement were made between the Company and Richard C. David, M.D., the Director and Chairman of the Board of the Company. Pursuant to the Note and Security Agreement, Dr. Davis borrowed $350,000 from the Company and promised to pay to the Company thirty days after demand the principal amount of the Note and interest on the unpaid principal amount from the date of the Note until paid, at the rate of 5.6% per annum. The repayment of the Note was secured by a pledge of 350,000 shares of the Company's Common Stock owned by Dr. Davis. Dr. Davis repaid the principal amount of the Note and the interest on March 30, 1998.

        On May 7, 1998, a Note and a Security Agreement were made between the Company and Alan Marquardt, an officer of the Company. Pursuant to the Note and Security Agreement, Mr. Marquardt borrowed $200,000 from the Company and promised to pay to the Company upon the close of business on January 7, 2000 the principal sum of the Note, which sum shall be free from interest for the term of the Note. The repayment of the Note was secured by a pledge of 8,000 shares of Boston Scientific Corporation's Common Stock owned by Mr. Marquardt.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized in Menlo Park, California, on the 30th day of April 1999.

                                        UroQuest Medical Corporation

                                        By: /s/ Terry E. Spraker, Ph.D.*
                                           -------------------------------------
                                           Terry E. Spraker, Ph.D.
                                           President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this amended Report has been signed by the following persons in the capacities and on the dates indicated:

            SIGNATURE                           TITLE                                      DATE
            ---------                           -----                                      ----
/s/ Terry E. Spraker, Ph.D.*         President, Chief Executive Officer                April 30, 1999
----------------------------------   and Director (Principal Executive Officer)
Terry E. Spraker, Ph.D.


/s/ Jeffrey L. Kaiser                Vice President, Chief Financial Officer,          April 30, 1999
----------------------------------   Secretary, and Treasurer (Principal Financial
Jeffrey L. Kaiser                    and Accounting Officer)


/s/ Tom E. Brandt*                   Director and Chief Operating Officer              April 30, 1999
----------------------------------
Tom E. Brandt


/s/ Richard C. Davis, Jr., M.D.*     Director, Chairman of the Board                   April 30, 1999
----------------------------------
Richard C. Davis, Jr., M.D.


/s/ Jack W. Lasersohn*               Director                                          April 30, 1999
----------------------------------
Jack W. Lasersohn


/s/ Gary E. Nei*                     Director                                          April 30, 1999
----------------------------------
Gary E. Nei


/s/ Elizabeth H. Weatherman*         Director                                          April 30, 1999
----------------------------------
Elizabeth H. Weatherman


*By:  /s/ Jeffrey L. Kaiser
----------------------------------
      Jeffrey L. Kaiser
      Attorney-in-Fact