Form 10-Q
period 1999-03-31
UROQUEST MEDICAL CORP
filed 1999-05-06
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                     Commission File Number
MARCH 31, 1999                                                   0-20963



                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                    59-3176454
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



            Class                                  Outstanding at April 15, 1999
-----------------------------                      ----------------------------
Common Stock, $.001 par value                                12,452,522

                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1 - Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and 1998 (unaudited)

                  Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and December 31, 1998

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998 (unaudited)

                  Notes to Condensed Consolidated Financial Statements


        Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


        Item 3 -  Quantitative and Qualitative Disclosure of Market Risk


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

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended March 31,
                                               -------------------------------
                                                   1999               1998
                                               ------------       ------------
Net sales ...............................      $  4,393,045       $  4,022,987

Cost of sales ...........................         2,245,579          2,066,515
                                               ------------       ------------
  Gross profit ..........................         2,147,466          1,956,472
                                               ------------       ------------

Operating expenses:
  Research and development ..............         1,017,494            915,423
  General and administrative ............         1,269,307          1,234,984
  Sales and marketing ...................           620,858            642,276
  Amortization of goodwill ..............           158,046            158,046
                                               ------------       ------------
    Total operating expenses ............         3,065,705          2,950,729
                                               ------------       ------------

Operating loss ..........................          (918,239)          (994,257)

Other income (expense):
  Interest expense ......................           (22,063)           (34,827)
  Interest income .......................            74,891            132,360
                                               ------------       ------------
    Other income (expenses), net ........            52,828             97,533

Loss before provision for income taxes ..          (865,411)          (896,724)

Provision for income taxes ..............            25,000             11,000
                                               ------------       ------------

Net loss ................................      $   (890,411)      $   (907,724)
                                               ============       ============


Basic and diluted net loss per share ....      $      (0.07)      $      (0.08)
                                               ============       ============

Weighted average shares used in computing
  basic and diluted net loss per share ..        12,415,067         11,957,193
                                               ============       ============



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ASSETS                                           March 31,        December 31,
                                                                               1999               1998
                                                                           ------------       ------------
                                                                            (Unaudited)
Current assets:
      Cash and cash equivalents .....................................      $  6,557,914       $  6,980,128
      Accounts receivable, net of allowance for doubtful accounts ...         2,672,729          3,145,490
      Inventories ...................................................         2,800,540          2,557,618
      Prepaid expenses and other current assets .....................           567,861            260,839
                                                                           ------------       ------------
          Total current assets ......................................        12,599,044         12,944,075
                                                                           ------------       ------------

Property, plant and equipment, net ..................................         4,521,417          4,699,491
Goodwill and intangible assets, at cost, less
      accumulated amortization ......................................        10,135,415         10,315,481
Other noncurrent asset ..............................................                --            200,000
                                                                           ------------       ------------
          Total assets ..............................................      $ 27,255,876       $ 28,159,047
                                                                           ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable ..............................................      $    699,370       $    462,715
      Accrued compensation ..........................................           640,584            839,663
      Accrued selling and distribution expenses .....................           154,085            154,610
      Other accrued expenses ........................................           980,911            970,870
      Current portion of long-term debt .............................           370,615            370,615
                                                                           ------------       ------------
          Total current liabilities .................................         2,845,565          2,798,473
                                                                           ------------       ------------

Long-term debt, net of current portion ..............................           791,282            921,654

Stockholders' equity:
      Preferred stock, $.001 par value; 16,000,000 shares authorized;
          none issued and outstanding ...............................                --                 --
      Common stock, $.001 par value; 31,000,000 shares authorized;
           12,452,522 and 12,356,210 shares issued and outstanding
           as of March 31, 1999 and December 31, 1998, respectively .            12,453             12,356
      Additional paid-in capital ....................................        37,390,992         37,323,670
      Deferred compensation .........................................           (29,966)           (33,067)
      Accumulated deficit ...........................................       (13,754,450)       (12,864,039)
                                                                           ------------       ------------
          Total stockholders' equity ................................        23,619,029         24,438,920
                                                                           ------------       ------------
          Total liabilities and stockholders' equity ................      $ 27,255,876       $ 28,159,047
                                                                           ============       ============



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three months ended March 31,
                                                               -------------------------------
                                                                   1999               1998
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................      $   (890,411)      $   (907,724)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation and amortization .....................           424,299            400,085
      Net utilizations of inventory reserves ............           (60,408)          (169,777)
      Changes in operating assets and liabilities:
          Accounts receivable ...........................           472,761           (193,583)
          Inventories ...................................          (182,514)           182,038
          Prepaid expenses and other assets .............          (107,022)            52,945
          Accounts payable and accrued expenses .........            47,092            412,742
          Accrued severance costs .......................                --           (107,202)
                                                               ------------       ------------
                 Net cash used in operating activities ..          (296,203)          (330,476)
                                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of property, plant and equipment, net           (63,058)          (211,874)
                                                               ------------       ------------
                 Net cash used in investing activities ..           (63,058)          (211,874)
                                                               ------------       ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of common stock ........            67,419             55,951
          Repayment of notes payable and long-term debt .          (130,372)          (118,986)
                                                               ------------       ------------
               Net cash used in financing activities ....           (62,953)           (63,035)
                                                               ------------       ------------

Net decrease in cash and cash equivalents ...............          (422,214)          (605,385)

Cash and cash equivalents at beginning of period ........         6,980,128         11,054,088
                                                               ------------       ------------

Cash and cash equivalents at end of period ..............      $  6,557,914       $ 10,448,703
                                                               ============       ============

Supplemental disclosures of cash flow information:
      Cash paid for interest ............................      $     22,063       $     34,827
      Cash paid for income taxes ........................            30,000                 --



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements include the assets and liabilities of UroQuest Medical Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1998 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

        The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-K (File No. 0-20963) for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999.

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

NOTE 3 - INVENTORIES

        Inventories consist of the following:

                                                March 31, 1999  December 31, 1998
                                                --------------  -----------------
                Finished goods ...........        $  714,391        $  581,383
                Work-in-process ..........         1,267,925         1,211,519
                Raw materials and supplies           818,224           764,716
                                                  ----------        ----------
                                                   2,800,540         2,557,618
                                                  ==========        ==========

                          UROQUEST MEDICAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 4 - SEGMENT INFORMATION

                                          Urology        Airway Management/
                                          Products          OEM Products           Total
                                         -----------     ------------------     -----------
Three months ended March 31, 1999
---------------------------------

Revenues from external customers         $        --         $ 4,393,000        $ 4,393,000
Segment profit (loss)                     (1,302,000)            643,000           (659,000)

Three months ended March 31, 1998
---------------------------------

Revenues from external customers         $        --         $ 4,023,000        $ 4,023,000
Segment profit (loss)                     (1,251,000)            560,000           (691,000)

        A reconciliation of the combined reportable segments' losses to the Company's consolidated loss before income taxes is as follows:


                                                         Three months ended       Three months ended
                                                            March 31, 1999         March  31, 1998
                                                         ------------------       ------------------
Total loss for reportable segments                            $(659,000)               $(691,000)
Unallocated amounts:
    Amortization of goodwill                                   (158,000)                (158,000)
    Depreciation of acquired fixed asset
      fair value adjustment                                     (48,000)                 (48,000)
                                                              ---------                ---------
    Total consolidated loss before income taxes               $(865,000)               $(897,000)
                                                              =========                =========


NOTE 5 - COMPREHENSIVE INCOME

        Total comprehensive income of the Company includes only the net loss. The Company had no items of other comprehensive income in any period presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto included elsewhere in this Report and the Company's annual report on Form 10-K for the year ended December 31, 1998. The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The Company's actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of certain factors including those discussed under "Factors Affecting Operating Results" and elsewhere in this Report.

OVERVIEW

        Since its inception in April 1992, the Company has devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal product, the On-Command(R), is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. The On-Command is designed to enable persons with either urinary incontinence or urinary retention to manage their condition without the restricted mobility, medical complications, discomfort and embarrassment generally associated with many of the existing management alternatives, including intermittent, Foley, external and suprapubic catheters, diapers and absorbents, and penile clamps. The On-Command is an investigational device that has not been approved by the United States Food and Drug Administration (the "FDA") and will not be available for commercial distribution in the United States unless and until such approval is obtained.

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

        The Company has experienced substantial losses since inception and, as of March 31, 1999, had an accumulated deficit of $13.8 million. The Company expects its operating losses to continue until the On-Command achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

        Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 9% to $4,393,000 for the three months ended March 31, 1999 from $4,023,000 for the three months ended March 31, 1998. The increase in net sales was attributable equally to increased product shipments to proprietary product and OEM customers. Cost of sales of $2,246,000 for the three months ended March 31, 1999 increased 9% from $2,067,000 for the three months ended March 31,1998, due primarily to the increase in sales. The gross margin for the three months ended March 31, 1999 compared to the same period in 1998 remained at 49%.

        Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended March 31, 1999, research and development expenses increased to $1,017,000 from $915,000 for the three months ended March 31, 1998. The increase was attributable primarily to the additional personnel hired in support of the increased activities in research and development of the Airway Management/OEM products. Research and development expenses are expected to continue to increase in the foreseeable future as the result of additional product development and regulatory efforts related to Urology and Airway Management/OEM products.

        General and administrative. General and administrative expenses increased to $1,269,000 for the three months ended March 31, 1999 from $1,235,000 for the three months ended March 31, 1998. The increase was attributable primarily to increased personnel costs in the Airway Management/OEM business segment. General and administrative expenses are expected to increase due to anticipated additional activities related to the Company's Airway Management/OEM business and Urology operations.

        Sales and marketing. Sales and marketing expenses decreased to $621,000 for the three months ended March 31, 1999 from $642,000 for the three months ended March 31, 1998. In the three-month period ended March 31, 1999, sales and marketing expenses incurred in the Urology business segment increased $72,000 while these expenses incurred in the Airway Management/OEM business segment decreased $93,000, when compared to the same period in 1998. The increase in the Urology segment's sales and marketing expenses was due primarily to the additional personnel hired to support its increased international marketing activities. The decrease in the Airway Management/OEM segment's sales and marketing expenses was attributable primarily to temporarily decreased personnel costs in the Airway Management direct selling organization. Overall, sales and marketing expenses are expected to increase in the foreseeable future, due in part to the Company's European marketing evaluation studies of its Male and Female On-Command that have been initiated in the fourth quarter of 1998 and the anticipated hiring of replacement sales representatives in the Airway Management direct selling organization.

        Amortization of goodwill. Amortization of goodwill remained at $158,000 for the three months ended March 31, 1999 compared to the same period in 1998. The goodwill was recognized as a result of the acquisition of BMT in October 1996, and is being amortized over an estimated life of 20 years.

        Other income (expense). Other income (expense) decreased to net interest income of $53,000 for the three months ended March 31, 1999 from a net interest income of $98,000 for the three months ended March 31, 1998. Interest income decreased to $75,000 for the three months ended March 31, 1999 from $132,000 for the three months ended March 31, 1998. The decrease in interest income was attributable to lower average cash balances, due primarily to net cash being used in operating activities and purchases of property and equipment. Interest expense decreased to $22,000 for the three months ended March 31, 1999 from $35,000 for the three months ended March 31, 1998. The decrease in interest expense was attributable primarily to the lower average debt balances as the Company is repaying existing loans and has not incurred any new loans.

        Provision for income taxes. The Company recorded a $25,000 and $11,000 provision for state income taxes for the three months ended March 31, 1999 and 1998, respectively, primarily as a result of taxable income earned by BMT in Indiana where the Company is required to file tax returns on a separate company basis. The Company has not paid any federal income taxes since its inception due to net operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of March 31, 1999 and December 31, 1998 to reflect these uncertainties.

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

        During the three months ended March 31, 1999, net cash used in operating activities amounted to $296,000. During the three months ended March 31, 1998, net cash used in operating activities amounted to $330,000. The decrease in net cash used in operating activities in the three-month period ended March 31, 1999 compared to the same period in 1998 was due primarily to working capital fluctuations and decreased capital spending.

        Additions of property and equipment for the three months ended March 31, 1999 and 1998 were $63,000 and $212,000, respectively. The decrease in additions of property and equipment in the three-month period ended March 31, 1999 compared to the same period in 1998 was due primarily to completion of the facilities expenditures in support of the relocation of Urology's research and development personnel and expansion of OEM production capacity. The Company expects additional purchases of property and equipment in continued support of the urological product development and BMT operations.

        The Company's primary internal sources of liquidity presently consist of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are equity financings and bank-provided debt financing.

        As of March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $6,558,000 and $6,980,000, respectively. The decrease since December 31, 1998 was due primarily to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of March 31, 1999, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

        The Company's capital requirements depend on numerous factors, including the extent to which the On-Command and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of BMT's proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot accurately be predicted. The Company believes that existing cash and cash equivalents and cash anticipated to be generated from BMT's operations will provide adequate funding for its currently anticipated capital requirements through 1999. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company expects its operating losses to continue until the On-Command achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. All management estimates regarding liquidity and capital requirements are subject to the factors discussed above and those set forth under "Factors Affecting Operating Results".

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

        The completed assessment indicated that most of the Company's significant information technology systems, if not upgraded or modified, could be affected. These systems include accounting programs, internally developed software and other PC-based applications. The Company has completed an upgrade to its accounting system; such upgrade was originally intended to facilitate increased business operations. The upgraded accounting system is certified by the vendor that it is Year 2000 compliant. Regarding its internally developed software, the Company determined that approximately 5% of the lines of codes in the software had to be changed to resolve the Year 2000 issue. The Company believes such changes have been fully completed. PC-based applications that are currently used by the Company are certified by the vendors at time of purchase that they are Year 2000 compliant; therefore, no replacements or upgrades are considered necessary. The assessment also indicated that the embedded chips used in production and manufacturing equipment are not date-sensitive and thus will not be affected by the Year 2000 Issue. The cost directly related to addressing Year 2000 issues has been determined to be immaterial.

        The Company has purchased software to test all its personal computers regarding Year 2000 compliance. The Company is now identifying and evaluating certain testing programs to be used to assure that its main information technology operating system is Year 2000 compliant. The Company anticipates completing all the testing process by the first half of calendar year 1999.

        The Company has also made queries to its significant suppliers of their Year 2000 readiness. To date, the Company is not aware of any suppliers with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that its suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of noncompliance by suppliers is not determinable.

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

        The Company is studying the need for a contingency plan in the event that its computer systems are not Year 2000 compliant. The Company plans to determine whether such a plan is necessary after the internal testing process is completed in the first half of calendar year 1999. The Company is developing certain strategies in the case that its key suppliers do not resolve their Year 2000 issues in a timely manner.

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

Lack of Regulatory Approval and Limited Clinical Data

        The Company's principal product, the On-Command, is an investigational device that has not been approved by the FDA and will not be available for commercial distribution in the United States unless and until such approval is obtained.

        During 1998, a clinical trial of the Male On-Command for acute indications was completed in the United States under an Investigational Device Exemption ("IDE") application approved by the FDA. The trial was a randomized controlled clinical study comparing the Male On-Command to a Foley catheter for the treatment of acute urinary retention and incontinence for a single period of up to 30 days. A 510(k) premarket notification was submitted to the FDA in September 1998. In January 1999, the Company responded to a request for additional information from the FDA regarding this 510(k). There can be no assurance that the FDA will determine that the data derived from the clinical trial will support the safety and effectiveness of the device or that such application will be approved by the FDA.

        The Company has initiated a clinical trial of the Male On-Command to evaluate its use in multiple, sequential 30-day insertions and exchanges for chronic indications. The Company began enrolling patients at U.S. sites in a single arm trial in September 1998. The FDA has indicated to the Company during informal discussions that chronic indications for its Male On-Command would require a PMA approval. Furthermore, the agency indicated during IDE approval discussions that it would expect data from an unspecified number of patients for twelve consecutive months of sequential On-Command insertions. Based on these regulatory requirements and the enrollment rate expected, it is not likely that the Company will complete the chronic clinical trial before late 2000. The Company expects the chronic patient market to be substantially larger than the acute patient market because the Company believes more men suffer from chronic rather than acute symptoms of urinary incontinence or retention. There can be no assurance that the FDA will determine that the data derived from the chronic clinical trial will support the safety and effectiveness of the device nor that the data will be sufficient to file a PMA application or that such application will be approved by the FDA.

        Additionally, the Company has initiated a clinical trial of its Female On-Command Continence System for acute indications in a randomized controlled clinical study comparing the Female On-Command to a Foley catheter in patients requiring post-surgical management of their urinary outflow.

Based on informal communications with the FDA, the Company believes an acute indication would be covered under 510(k) regulations. The Company anticipates completing this clinical study by the end of 1999. There can be no assurance that the FDA will determine that the data derived from the clinical trial will support the safety and effectiveness of the device nor that the data will be sufficient to file a 510(k) notification or that such notification will be approved by the FDA.

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

Limited Operating History; History of Losses and Expectation of Future Losses

        The Company has a limited history of operations. Since its inception in April 1992, the urology portion of Company has been primarily engaged in research and development of the On-Command. The Company has experienced substantial operating losses since inception and, as of March 31, 1999, had an accumulated deficit of approximately $13.8 million. The Company expects its operating losses to continue until the On-Command achieves significant market acceptance. The Company continues to expend substantial resources in funding clinical trials in support of regulatory and reimbursement approvals, expansion of marketing and sales activities, and research and development. There can be no assurance that the Company will achieve or sustain profitability in the future.

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

        Companies desiring to market a new medical device generally must obtain either a premarket notification clearance under Section 510(k) of the FDC Act ("510(k)") or premarket approval ("PMA") prior to the introduction of such medical device into the market. In addition, changes to a medical device that significantly affect the safety or effectiveness of the device are also subject to FDA review and clearance or approval. Although generally believed to be a shorter, less costly regulatory path than a PMA, the process of obtaining a 510(k) clearance generally requires the submission of supporting data, which may include data from clinical trails of the device. The time period required to assemble and compile this data can be extensive and can extend the regulatory process for a considerable length of time. The PMA process can take several years longer than the 510(k) clearance process and requires the submission of extensive clinical data and supporting information.

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

        There can be no assurance that the Company will be able to obtain or maintain the required clearances or approvals, both domestically and internationally, which would allow the Company to market the On-Command or other products for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Limited Market, Lack of Marketing and Sales Experience

        To date, the Company has not sold any On-Command products. The Company is currently analyzing various sales and marketing methods it intends to use to market the On-Command in the United States if and when necessary regulatory approvals are obtained. The Company believes the market for the Male On-Command for acute indications may be limited in size. The Company is studying whether to launch the product if and when FDA clearance for acute indications is received and, if so, how, given the expenditures required and the limited acute market size. The Company currently employs a small number of marketing and no sales employees for the On-Command. In addition, the Company is conducting marketing evaluation studies of its Male and Female On-Command products in three countries in Europe in order to test market the products and obtain chronic use data. The Company intends to continue these marketing evaluation studies during 1999. Furthermore, the Company is considering various strategies for the distribution of its products in Europe. There can be no assurance that the Company can attract and retain its own qualified marketing and sales personnel or otherwise design and implement an effective marketing and sales strategy for the Male and Female On-Command. There can also be no assurance that the Company will be successful in continuing the marketing evaluation studies of its products in Europe during this period or be able to establish effective marketing, sales and distribution channels internationally at a later date. The failure to establish and maintain effective marketing, sales and distribution channels for the Company's products, or to attract and retain qualified sales personnel to support commercial sales of the Company's products, would have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing Risks

        Through BMT, the Company has only manufactured the On-Command in limited quantities for clinical testing purposes to date. Although BMT has extensive experience in manufacturing custom silicone products, including urological products, the Company does not have experience in manufacturing the On-Command product in commercial quantities. As the Company begins to launch its On-Command into various markets, the Company may encounter difficulties, delays and significant expenses in scaling up production of the On-Command, including potential problems involving production yields, quality control, component supply and shortages of qualified personnel. The Company may also experience higher than expected manufacturing costs that could prevent the Company from selling the On-Command at a commercially reasonable price. Notwithstanding BMT's manufacturing expertise, there can be no assurance that difficulties or unfavorable costs will not be encountered in mass-production of the On-Command and, in such event, these difficulties or costs could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty Relating to Third-Party Reimbursement

        In the United States and in foreign countries, third-party reimbursement is generally available for medical devices such as intermittent, Foley, external and suprapubic catheters for the management of urinary outflow dysfunction, including incontinence and retention. Diapers and absorbents generally do not receive third-party reimbursement and are paid for by the patient. The Company believes, based on the availability of third-party reimbursement for certain other medical devices, that the On-Command will likely be eligible for coverage by third-party reimbursement programs. There can be no assurance, however, that such reimbursement will be available for the On-Command or, if available, that it will be sufficient to cover the cost of the product. If third-party reimbursement is unavailable, consumers will have to pay for the On-Command themselves, resulting in greater relative out-of-pocket costs for the device as compared to surgical procedures and other management options for which third-party reimbursement is available. The Company does not expect that third-party reimbursement will be available, if at all, unless and until FDA and foreign regulatory approval is received. After such time, if ever, as applicable regulatory approval is received, third-party reimbursement for the On-Command will be dependent upon decisions by the Health Care Financing Administration (and its associates) for Medicare in the United States and similar authorities abroad, as well as by private insurers and other payers.

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

Future Capital Needs; Uncertainty of Additional Funding

        The Company's capital requirements depend on numerous factors, including the extent to which the On-Command and other products gain market acceptance, actions relating to regulatory and reimbursement matters, progress of clinical trials, the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of non-urological operations, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes existing cash balances and cash anticipated to be generated from BMT operations will provide adequate funding for its capital requirements through 1999, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity and Capital Resources".

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

International Sales Risks

        The Company plans to sell the On-Command product and other products both in the United States and in foreign markets. Any international sales are expected to be made through independent foreign distributors and involve a number of inherent risks. Consequently, there can be no assurance that the Company will be able to achieve significant sales of the On-Command or other products in any foreign market. International sales may be adversely affected by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, distributor difficulties, communications problems, fluctuations in foreign currency rates, foreign competition and other factors. Any one or more of these factors could limit the Company's international sales and have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty of BMT Operations

        Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Approximately 41% and 38% of BMT's net sales during 1998 and the three months ended March 31, 1999, respectively, were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1998 and the three months ended March 31, 1999, BMT derived approximately 19% and 20%, respectively, of its net sales from its major customer, Abbott Laboratories. There can be no assurance that BMT's OEM customers will continue to use BMT as a manufacturing resource. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past eight years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        There are no material changes in the reported market risk since the end of fiscal year 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         Not applicable.

Item 2 - Changes in Securities and Use of Proceeds
         Not applicable.

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

        (a)     Exhibits:

               EXHIBIT
               NUMBER        EXHIBIT
               -------       -------
                10.6    Lease for Ranburn Woods Plaza in Gary, Indiana dated
                        February 1, 1999 between JVM Realty Corporation and
                        Bivona, Inc.

                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K:

                The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UROQUEST MEDICAL CORPORATION


Date: May 6, 1999                       /s/ Terry E. Spraker, Ph.D.
                                        ----------------------------------------
                                        Terry E. Spraker, Ph.D.
                                        President and Chief Executive Officer


Date: May 6, 1999                       /s/ Jeffrey L. Kaiser
                                        ----------------------------------------
                                        Jeffrey L. Kaiser
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary
                                        (Principal Financial Officer)

               EXHIBIT
               NUMBER        EXHIBIT
               -------       -------
                10.6    Lease for Ranburn Woods Plaza in Gary, Indiana dated
                        February 1, 1999 between JVM Realty Corporation and
                        Bivona, Inc.

                27.1    Financial Data Schedule