Form 10-Q
period 1999-06-30
UROQUEST MEDICAL CORP
filed 1999-08-16
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED                                    Commission File Number
JUNE 30, 1999                                                    0-20963



                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)


DELAWARE                                    59-3176454
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

Yes [x]    No [ ]


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.



                Class                          Outstanding at July 31, 1999
---------------------------------------    -------------------------------------
Common Stock, $.001 par value                          12,538,997

                                      INDEX



PART I - FINANCIAL INFORMATION

        Item 1 -  Condensed Consolidated Financial Statements

                  Condensed Consolidated Statements of Operations for the Three Months and the Six Months Ended June 30, 1999 and 1998 (unaudited)

                  Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998

                  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (unaudited)

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

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             Three months ended June 30,       Six months ended June 30,
                                                             ----------------------------    ----------------------------
                                                                 1999            1998            1999            1998
                                                             ------------    ------------    ------------    ------------


Net sales ................................................   $  4,790,125    $  4,497,483    $  9,183,170    $  8,520,470

Cost of sales ............................................      2,309,536       2,243,478       4,555,115       4,309,993
                                                             ------------    ------------    ------------    ------------
  Gross profit ...........................................      2,480,589       2,254,005       4,628,055       4,210,477
                                                             ------------    ------------    ------------    ------------

Operating expenses:
  Research and development ...............................        883,364       1,089,092       1,900,858       2,004,515
  General and administrative .............................      1,173,868       1,114,279       2,443,176       2,349,263
  Sales and marketing ....................................        603,802         729,712       1,224,660       1,371,988
  Amortization of goodwill ...............................        158,046         158,046         316,092         316,092
                                                             ------------    ------------    ------------    ------------
    Total operating expenses .............................      2,819,080       3,091,129       5,884,786       6,041,858
                                                             ------------    ------------    ------------    ------------

Operating loss ...........................................       (338,491)       (837,124)     (1,256,731)     (1,831,381)

Other income (expense):
  Interest expense .......................................        (20,123)        (32,888)        (42,186)        (67,715)
  Interest income ........................................         67,306         115,836         142,197         248,196
                                                             ------------    ------------    ------------    ------------
    Other income (expenses), net .........................         47,183          82,948         100,011         180,481

Loss before provision for income taxes ...................       (291,308)       (754,176)     (1,156,720)     (1,650,900)

Provision for income taxes ...............................         35,000          30,000          60,000          41,000
                                                             ------------    ------------    ------------    ------------

Net loss .................................................   $   (326,308)   $   (784,176)   $ (1,216,720)   $ (1,691,900)
                                                             ============    ============    ============    ============


Basic and diluted net loss per share .....................   $      (0.03)   $      (0.07)   $      (0.10)   $      (0.14)
                                                             ============    ============    ============    ============

Weighted average shares used in computing
  basic and diluted net loss per share ...................     12,452,522      12,034,412      12,433,898      11,996,015
                                                             ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

                    UROQUEST MEDICAL CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS



                                ASSETS                                                   June 30,      December 31,
                                                                                           1999            1998
                                                                                       ------------    ------------
                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents ....................................................    $ 6,247,060     $ 6,980,128
     Accounts receivable, net of allowance for doubtful accounts ..................      2,893,131       3,145,490
     Inventories ..................................................................      2,817,850       2,557,618
     Prepaid expenses and other current assets ....................................        171,623         260,839
                                                                                      ------------    ------------
         Total current assets .....................................................     12,129,664      12,944,075
                                                                                      ------------    ------------
Property, plant and equipment, net ................................................      4,328,494       4,699,491
Goodwill and intangible assets, at cost, less
     accumulated amortization .....................................................      9,955,349      10,315,481
Other noncurrent asset ............................................................           --           200,000
                                                                                      ------------    ------------
         Total assets .............................................................   $ 26,413,507    $ 28,159,047
                                                                                      ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................................     $  369,798      $  462,715
     Accrued compensation .........................................................        626,300         839,663
     Accrued selling and distribution expenses ....................................        166,542         154,610
     Other accrued expenses .......................................................        926,049         970,870
     Current portion of long-term debt ............................................        370,615         370,615
                                                                                      ------------    ------------

         Total current liabilities ................................................      2,459,304       2,798,473
                                                                                      ------------    ------------


Long-term debt, net of current portion ............................................        658,382         921,654

Stockholders' equity:
     Preferred stock, $.001 par value; 16,000,000 shares authorized;
         none issued and outstanding ..............................................           --              --
     Common stock, $.001 par value; 31,000,000 shares authorized;
          12,452,522 and 12,356,210 shares issued and outstanding
          as of June 30, 1999 and December 31, 1998, respectively .................         12,453          12,356
     Additional paid-in capital ...................................................     37,390,992      37,323,670
     Deferred compensation ........................................................        (26,865)        (33,067)
     Accumulated deficit ..........................................................    (14,080,759)    (12,864,039)
                                                                                      ------------    ------------

         Total stockholders' equity ...............................................     23,295,821      24,438,920
                                                                                      ------------    ------------
         Total liabilities and stockholders' equity ...............................   $ 26,413,507    $ 28,159,047
                                                                                      ============    ============



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six months ended June 30,
                                                                                    -----------------------------
                                                                                      1999              1998
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................................   $ (1,216,720)   $ (1,691,900)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization .............................................        850,203         813,890
     Changes in operating assets and liabilities:
         Accounts receivable ...................................................        252,359        (498,777)
         Inventories ...........................................................       (260,232)       (222,619)
         Prepaid expenses and other assets .....................................        289,216          35,796
         Accounts payable and accrued expenses .................................       (339,169)        467,424
         Accrued severance costs ...............................................           --          (398,263)
                                                                                   ------------    ------------
                Net cash used in operating activities ..........................       (424,343)     (1,494,449)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment, net .......................       (112,872)       (732,929)
         Other asset ...........................................................           --          (200,000)
                                                                                   ------------    ------------
                Net cash used in investing activities ..........................       (112,872)       (932,929)
                                                                                   ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock ................................         67,419          56,651
         Repayment of notes payable and long-term debt .........................       (263,272)       (239,911)
                                                                                   ------------    ------------
               Net cash used in financing activities ...........................       (195,853)       (183,260)
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents ......................................       (733,068)     (2,610,638)

Cash and cash equivalents at beginning of period ...............................      6,980,128      11,054,088
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $  6,247,060    $  8,443,450
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
      Cash paid for interest ...................................................   $     42,186    $     68,028
      Cash paid for income taxes ...............................................         55,000            --


See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements include the assets and liabilities of UroQuest Medical Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of June 30, 1999, the results of its operations for the three months and the six months ended June 30, 1999 and 1998, and its cash flow for the six months ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1998 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

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


NOTE 3 - INVENTORIES

         Inventories consist of the following:

                                                June 30, 1999      December 31, 1998
                                                -------------      -----------------

               Finished goods..................     $ 649,074              $ 581,383
               Work-in-process.................     1,357,225              1,211,519
               Raw materials and supplies......       811,551                764,716
                                                  -----------            -----------
                                                  $ 2,817,850            $ 2,557,618
                                                  ===========            ===========

                          UROQUEST MEDICAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)



NOTE 4 - SEGMENT INFORMATION

                                               Urology         Airway Management/
                                              Products             OEM Products          Total
                                           -------------       -----------------         -----
THREE MONTHS ENDED JUNE 30,
1999
Revenues from external customers           $         --             $4,790,000         $4,790,000
Segment profit (loss)                        (1,111,000)             1,026,000            (85,000)

1998
Revenues from external customers           $         --             $4,497,000         $4,497,000
Segment profit (loss)                        (1,313,000)               765,000           (548,000)

SIX MONTHS ENDED JUNE 30,
1999
Revenues from external customers           $         --             $9,183,000         $9,183,000
Segment profit (loss)                        (2,413,000)             1,669,000           (744,000)

1998
Revenues from external customers           $         --             $8,520,000         $8,520,000
Segment profit (loss)                        (2,563,000)             1,325,000         (1,238,000)


         A reconciliation of the combined reportable segments' losses to the Company's consolidated loss before income taxes is as follows:

                                                      Three months ended             Six months ended
                                                             June 30,                    June 30,
                                                   -------------------------     -------------------------
                                                       1999          1998            1999         1998
                                                     --------      --------        -------      ---------

Total loss for reportable segments                   $(85,000)    $(548,000)     $(744,000)   $(1,238,000)
Unallocated amounts:
    Amortization of goodwill                         (158,000)     (158,000)      (316,000)      (316,000)
    Depreciation of acquired fixed asset
       fair value adjustment                          (48,000)      (48,000)       (97,000)       (97,000)
                                                   -----------   -----------  -------------  -------------
    Total consolidated loss before income taxes     $(291,000)    $(754,000)   $(1,157,000)  $(1,651,000)
                                                   ===========   ===========   ============  ============


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) of the Company includes only the net loss. The Company had no items of other comprehensive income (loss) in any period presented.

                          UROQUEST MEDICAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)




NOTE 6 - PENDING MERGER

         On June 3, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Chemfab Corporation ("Chemfab"), a publicly-held company that designs, manufactures, fabricates and markets value added polymer-based products. Under the terms of the Agreement, Chemfab will acquire all outstanding shares of the Company's common stock for an aggregate consideration of $29 million, subject to adjustment based on a number of factors including net operating losses and net current assets, to be determined prior to the close of the merger.

         Completion of the merger is subject to customary conditions to closing, including approval by the Company's stockholders. Stockholders holding approximately 48% of the Company's common stock have agreed to vote their shares in favor of the proposed merger and have granted to Chemfab an option to acquire their shares of common stock under certain circumstances. The merger is expected to be completed during the third or fourth quarter of 1999.

         In connection with the merger, in July 1999 the Company has shut down the operations of its urology division and begun the process of closing its Menlo Park corporate headquarters. The closure of the corporate headquarters will be completed prior to closing.

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

OVERVIEW

          From its inception in April 1992 until June 1999, the Company devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principalurology product, the On-Command(R), is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. As part of the design and development of the On-Command product, the Company conducted various clinical trials for the acute and chronic indications of the Male On-Command and the acute indication of the Female On-Command. In April 1999, the Company received notification that the FDA had denied 510(k) premarket clearance of the Male On-Command for acute indications. The denial was further clarified and confirmed in a meeting in June 1999 between the Company and the FDA.

         Since 1996, Bivona Medical Technologies ("BMT") has been a wholly owned subsidiary of the Company. BMT develops, manufactures and markets a line of proprietary silicone medical device products and provides engineering design, development and manufacturing services for silicone products on an OEM basis for other medical device companies. All of the Company's current revenues relate to sales of BMT products. BMT is one of a limited number of specialty manufacturers of silicone catheters in the United States. BMT manufactured the Company's On-Command used in clinical trials and market evaluation studies.

         On June 3, 1999 the Company and Chemfab entered into an Agreement and Plan of Merger whereby the Company would be merged with and into an indirect subsidiary of Chemfab in exchange for $29,000,000, subject to certain adjustments. The boards of directors of both companies have unanimously approved the merger, and subject to the approval of the stockholders of the Company and certain other closing conditions, the transaction is expected to close in third or fourth quarter of 1999.

         In July 1999, pursuant to the merger agreement, the Company completed the termination of the operations of its urology division, which included the termination of all research and development activities relating to urology products, the termination of all clinical trials and studies and the termination of all urology division personnel. Prior to the closing of the merger, the Company expects to complete the closure of its corporate headquarters in Menlo Park, California, and to terminate its administrative personnel working in Menlo Park. The Company intends to account for the related shutdown costs in the quarter ended September 30, 1999. The termination of the urology division's operations, the closure of the corporate headquarters and the termination of certain administrative personnel will not be affected by the outcome of the merger.

         The Company has experienced substantial losses since inception and, as of June 30, 1999, had an accumulated deficit of $14.1 million. The Company expects its operating losses to continue at least until the termination of its urology division and closure of its corporate headquarters have been completed. The Company continues to expend substantial resources in the expansion of marketing and sales activities, and research and development in the Airway Management/OEM division. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

         Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 7% to $4,790,000 for the three months ended June 30, 1999 from $4,497,000 for the three months ended June 30, 1998. The increase in net sales was attributable primarily to the increased product shipments to proprietary product customers. Cost of sales of $2,310,000 for the three months ended June 30, 1999 increased 3% from $2,243,000 for the three months ended June 30, 1998, due primarily to the increase in sales. Gross profit percentage for the three months ended June 30, 1999 increased to 52% from 50% for the same period in 1998. The improvement in gross profit percentage was due primarily to favorable growth in sales of higher margin proprietary products.

         Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended June 30, 1999 research and development expenses decreased to $883,000 from $1,089,000 for the three months ended June 30, 1998. The decrease was attributable primarily to the termination of clinical trials and studies and research and development of the urology products in June 1999 as part of the closure of the Company's urology division. Research and development expenses are expected to continue to decrease in the foreseeable future as the result of this closure.

         General and administrative. General and administrative expenses increased to $1,174,000 for the three months ended June 30, 1999 from $1,114,000 for the three months ended June 30, 1998. The increase was attributable primarily to increased personnel costs in the Airway Management/OEM business segment. General and administrative expenses are expected to decrease due to the closure of the Company's urology division and corporate headquarters.

         Sales and marketing. Sales and marketing expenses decreased to $604,000 for the three months ended June 30, 1999 from $730,000 for the three months ended June 30, 1998. This decrease was attributable primarily to decreased promotion and translation costs in the Airway Management marketing organization as well as temporarily decreased personnel costs in the Airway Management direct selling organization. Sales and marketing expenses are expected to decrease in the foreseeable future due to the closure of the Company's urology division.

         Amortization of goodwill. Amortization of goodwill remained at $158,000 for the three months ended June 30, 1999 compared to the same period in 1998. The goodwill was recognized as a result of the acquisition of BMT in October 1996, and is being amortized over an estimated life of 20 years.

         Other income (expense). Other income (expense) decreased to net interest income of $47,000 for the three months ended June 30, 1999 from a net interest income of $83,000 for the three months ended June 30, 1998. Interest income decreased to $67,000 for the three months ended June 30, 1999 from $116,000 for the three months ended June 30, 1998. The decrease in interest income was attributable to lower average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $20,000 for the three months ended June 30, 1999 from $33,000 for the three months ended June 30, 1998. The decrease in interest expense was attributable primarily to the lower average debt balances as the Company is repaying existing loans and has not incurred any new loans.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

         Net sales and cost of sales. Net sales, which were generated from sales by BMT of primarily proprietary airway management products and other medical device products to OEM customers, increased 8% to $9,183,000 for the six months ended June 30, 1999 from $8,520,000 for the six months ended June 30, 1998. The increase in net sales was attributable primarily to the increased product shipments to proprietary product customers. Cost of sales of $4,555,000 for the six months ended June 30, 1999 increased 6% from $4,310,000 for the six months ended June 30, 1998, due primarily to the increase in sales. Gross profit percentage for the six months ended June 30, 1999 increased to 50% from 49% for the same period in 1998. The improvement in gross profit percentage was due primarily to favorable growth in sales of higher margin proprietary products.

         Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the six months ended June 30, 1999 research and development expenses decreased to $1,901,000 from $2,005,000 for the six months ended June 30, 1998. The decrease was attributable primarily to the termination of clinical trials and studies and research and development of the urology products in June 1999 as part of the closure of the Company's urology division. Research and development expenses are expected to continue to decrease in the foreseeable future as the result of this closure.

         General and administrative. General and administrative expenses increased to $2,443,000 for the six months ended June 30, 1999 from $2,349,000 for the six months ended June 30, 1998. The increase was attributable primarily to increased personnel costs in the Airway Management/OEM business segment. General and administrative expenses are expected to decrease due to the closure of the Company's urology division and corporate headquarters.

         Sales and marketing. Sales and marketing expenses decreased to $1,225,000 for the six months ended June 30, 1999 from $1,372,000 for the six months ended June 30, 1998. This decrease was attributable primarily to decreased promotion and translation costs in the Airway Management marketing organization as well as temporarily decreased personnel costs in the Airway Management direct selling organization. Sales and marketing expenses are expected to decrease in the foreseeable future due to the closure of the Company's urology division.

         Amortization of goodwill. Amortization of goodwill remained at $316,000 for the six months ended June 30, 1999 compared to the same period in 1998. The goodwill was recognized as a result of the acquisition of BMT in October 1996, and is being amortized over an estimated life of 20 years.

         Other income (expense). Other income (expense) decreased to net interest income of $100,000 for the six months ended June 30, 1999 from a net interest income of $180,000 for the six months ended June 30, 1998. Interest income decreased to $142,000 for the six months ended June 30, 1999 from $248,000 for the six months ended June 30, 1998. The decrease in interest income was attributable to lower average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $42,000 for the six months ended June 30, 1999 from $68,000 for the six months ended June 30, 1998. The decrease in interest expense was attributable primarily to the lower average debt balances as the Company is repaying existing loans and has not incurred any new loans.

PROVISION FOR INCOME TAXES:

         The Company recorded a $35,000 and $30,000 provision for state income taxes for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the provision for state income taxes recorded was $60,000 and $41,000, respectively. The provision for state income taxes is recorded primarily as a result of taxable income earned by BMT in Indiana where the Company is required to file tax returns on a separate company basis. The Company has not paid any federal income taxes since its inception due to net operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of June 30, 1999 and December 31, 1998 to reflect these uncertainties.

         As of December 31, 1998, the Company had federal net operating loss carryforwards of approximately $8,300,000. The Company also had federal research and development tax credit carryforwards of approximately $200,000. The net operating loss and tax credit carryforwards will expire at various dates beginning 2002 through 2018, if not utilized. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended. This annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations primarily through the public and private sale of equity securities and through bank-provided working capital financing, short-term borrowings and equipment lease financing and, beginning in 1997, cash generated from operations at BMT. Since inception, the Company has raised approximately $28 million in net proceeds from equity financing which includes the net proceeds of $17.8 million from the initial public offering of the Company's Common Stock in October 1996.

         During the six months ended June 30, 1999, net cash used in operating activities amounted to $424,000. During the six months ended June 30, 1998, net cash used in operating activities amounted to $1,494,000. The decrease in net cash used in operating activities in the six-month period ended June 30, 1999 compared to the same period in 1998 was due primarily to increased sales and decreased net loss in 1999 and completed payments of severance costs in the fourth quarter of 1998 related to the employment termination of certain members of senior management in May 1997.

         Additions of property and equipment for the six months ended June 30, 1999 and 1998 were $113,000 and $733,000, respectively. The decrease in additions of property and equipment in the six-month period ended June 30, 1999 compared to the same period in 1998 was due primarily to the extraordinary purchases of property and equipment in support of the infrastructure development at BMT, the urological product development and the expansion of OEM production capacity in 1998. The Company expects additional purchases of property and equipment to continue to support the BMT operations.

         The Company's primary internal sources of liquidity presently consists of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are equity financing and bank-provided debt financing.

         As of June 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $6,247,000 and $6,980,000, respectively. The decrease since December 31, 1998 was due primarily to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of June 30, 1999, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

         If the merger with Chemfab is not consummated, the Company believes that existing capital resources will be sufficient to fund its operations through 1999. The Company's capital requirements depend on numerous factors, including the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot accurately be predicted. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company expects its operating losses to continue at least until the termination of its urology division and closure of its corporate headquarters have been completed. The Company continues to expend substantial resources in the expansion of marketing and sales activities, and research and development in the Airway Management/OEM division. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods. All management estimates regarding liquidity and capital requirements are subject to the factors discussed above and those set forth under "Factors Affecting Operating Results".


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

         Based on an assessment completed in 1998, the Company believes that all its computer programs and hardware that have date-sensitive software or embedded chips will properly utilize dates beyond December 31, 1999, primarily as a result of system upgrades, currently in process, which were originally planned to enhance business operations.

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

         The Company has purchased software to test all its personal computers regarding Year 2000 compliance. The Company is now identifying and evaluating certain testing programs to be used to assure that its main information technology operating system is Year 2000 compliant. The Company anticipates completing all the testing process by end of September 1999.

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

         The Company is studying the need for a contingency plan in the event that its computer systems are not Year 2000 compliant. The Company plans to determine whether such a plan is necessary after the internal testing process is completed in September 1999. The Company is developing certain strategies in the case that its key suppliers do not resolve their Year 2000 issues in a timely manner.


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

         On June 3, 1999 the Company and Chemfab entered into an Agreement and Plan of Merger whereby the Company would be merged with and into an indirect subsidiary of Chemfab in exchange for $29,000,000, subject to certain adjustments. The boards of directors of both companies have unanimously approved the merger, and subject to the approval of the stockholders of the Company and certain other closing conditions, the transaction is expected to close in third or fourth quarter of 1999.

         In July 1999, pursuant to the merger agreement, the Company completed the termination of the operations of its urology division, which included the termination of all research and development activities relating to urology products, the termination of all clinical trials and studies and the termination of all urology division personnel. Prior to the closing of the merger, the Company expects to complete the closure of its corporate headquarters in Menlo Park, California, and to terminate its administrative personnel working in Menlo Park. The Company intends to account for the related shutdown costs in the quarter ended September 30, 1999. The termination of the urology division's operations, the closure of the corporate headquarters and the termination of certain administrative personnel will not be affected by the outcome of the merger. Accordingly, the following discussion is qualified in its entirety by the termination of the Company's urology division in July 1999.

History of Losses and Expectation of Future Losses

         The Company has experienced substantial operating losses since inception and, as of June 30, 1999, had an accumulated deficit of approximately $14.1 million. The Company expects its operating losses to continue at least until the termination of its urology division and closure of its corporate headquarters have been completed. The Company continues to expend substantial resources in the expansion of marketing and sales activities, and research and development in the Airway Management/OEM division. There can be no assurance that the Company will achieve or sustain profitability in the future.

Government Regulation

         The Company's products are subject to pervasive and continuing regulation by the FDA. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices in the United States. Prior to commercialization in the United States, a medical device generally must receive FDA clearance or approval, which can be an expensive, lengthy and uncertain process. Regulatory agencies in the various foreign countries in which the Company's products may be sold may impose additional or varying regulatory requirements. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has authority to request recall, repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

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

         Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. The time necessary to obtain approval for sales in foreign countries may be longer or shorter than that required for FDA approval, and requirements may differ from FDA requirements. The Company has received the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, to its products.

         There can be no assurance that the Company will be able to obtain or maintain the required clearances or approvals, both domestically and internationally, which would allow the Company to market its products for their intended uses on a timely basis or at all, and delays in receipt of or failure to receive such clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Competition

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

Future Capital Needs; Uncertainty of Additional Funding

         The Company's capital requirements depend on numerous factors, including the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot adequately be predicted. Consequently, although the Company believes existing cash balances and cash anticipated to be generated from BMT operations will provide adequate funding for its capital requirements through 1999, there can be no assurance that the Company will not require additional funding or that such additional funding, if needed, will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity and Capital Resources".

Intellectual Property Litigation Risks

         The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not in the future become subject to patent infringement claims and litigation or interference proceedings before the United States Patent and Trademark Office ("PTO"). The defense and prosecution of intellectual property suits, PTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company to protect trade secrets or knowhow owned by the Company, to determine the enforceability, scope and validity of the proprietary rights of others.

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

International Sales Risks

         The Company sells its products both in the United States and in foreign markets. International sales are made through independent foreign distributors and involve a number of inherent risks. International sales may be adversely affected by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, distributor difficulties, communications problems, fluctuations in foreign currency rates, foreign competition and other factors. Any one or more of these factors could limit the Company's international sales and have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence Upon Key Suppliers

         The Company purchases certain of the components used in manufacturing from several single source suppliers with whom the Company has no long-term agreements. Any interruptions or delays associated with any component shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of BMT Operations

         Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Approximately 41% and 39% of BMT's net sales during 1998 and the six months ended June 30, 1999, respectively, were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1998 and the six months ended June 30, 1999, BMT derived approximately 19% and 18%, respectively, of its net sales from its major customer, Abbott Laboratories. There can be no assurance that BMT's OEM customers will continue to use BMT as a manufacturing resource. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past eight years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The preliminary results of an environmental study of BMT's real property indicate that elevated readings of certain chlorinated volative organic compounds were found in a portion of the real property. Such levels exceed the federal minimum tolerated levels under certain regulatory acts. The Company is in the process of determining the estimated cost to remediate this contamination.

Pending Merger

         There can be no assurance that the pending merger with Chemfab will be consummated. In addition, in connection with the definitive agreement entered into with Chemfab and the pending merger, the Company has incurred and expects to incur substantial direct transaction costs including investment banking, legal, accounting and other fees. Such fees will have an adverse effect upon the financial results of the Company. Furthermore, in connection with the definitive agreement and the pending merger, the Company has shut down the operations of its urology division and begun the process of closing its Menlo Park corporate headquarters.


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

Item 3 - Defaults upon Senior Securities
         Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  EXHIBIT
                  NUMBER            EXHIBIT
                  --------          -------
                     27.  1         Financial Data Schedule



          (b)     Reports on Form 8-K:

                  On June 3, 1999, the Company and Chemfab announced that they had entered into an Agreement and Plan of Merger, dated as of June 3, 1999, which sets forth the terms and conditions of the proposed merger of an indirect wholly-owned subsidiary of Chemfab with and into the Company, pursuant to which the Company will become a wholly-owned subsidiary of Chemfab.
                  The Company filed a report on Form 8-K with respect to the proposed merger on June 14, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UROQUEST MEDICAL CORPORATION


Date: August 16, 1999               /s/ Terry E. Spraker, Ph.D.
                                    ----------------------------------------
                                    Terry E. Spraker, Ph.D.
                                    President and Chief Executive Officer


Date: August 16, 1999               /s/ Jeffrey L. Kaiser
                                    ----------------------------------------
                                    Jeffrey L. Kaiser
                                    Vice President, Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial Officer)

                               INDEX TO EXHIBITS

                  EXHIBIT
                  NUMBER            EXHIBIT
                  --------          -------
                     27.  1         Financial Data Schedule