Form 10-Q
period 1999-09-30
UROQUEST MEDICAL CORP
filed 1999-11-15
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED                                Commission File Number
SEPTEMBER 30, 1999                                         0-20963

                          UROQUEST MEDICAL CORPORATION
             (Exact name of Registrant as specified in its charter)

DELAWARE                                   59-3176454
(State or other jurisdiction               (IRS Employer Identification Number)
of incorporation or organization)

               1907 CARMELITA DRIVE, SAN CARLOS, CALIFORNIA 94070
               (Address of principal executive offices) (Zip Code)

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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


           Class                           Outstanding at October 31, 1999
-----------------------------              -------------------------------
Common Stock, $.001 par value                        12,538,997

                                      INDEX

PART I - FINANCIAL INFORMATION

      Item 1 - Condensed Consolidated Financial Statements

               Condensed Consolidated Statements of Operations for the Three Months and the Nine Months Ended September 30, 1999 and 1998 (unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998

               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (unaudited)

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

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended September 30,         Nine months ended September 30,
                                                --------------------------------        --------------------------------
                                                     1999                1998                1999                1998
                                                ------------        ------------        ------------        ------------
Net sales ...............................       $  5,013,417        $  4,426,670        $ 14,196,587        $ 12,947,140

Cost of sales ...........................          2,443,791           2,210,863           6,998,906           6,520,856
                                                ------------        ------------        ------------        ------------
  Gross profit ..........................          2,569,626           2,215,807           7,197,681           6,426,284
                                                ------------        ------------        ------------        ------------

Operating expenses:
  Research and development ..............            559,123             986,520           2,459,981           2,991,036
  General and administrative ............          1,009,917           1,263,593           3,453,093           3,612,856
  Sales and marketing ...................            406,156             638,387           1,630,816           2,010,375
  Severance costs .......................            503,018                  --             503,018                  --
  Environmental Remediation Costs .......          2,000,000                  --           2,000,000
  Amortization of goodwill ..............            158,046             158,046             474,138             474,138
                                                ------------        ------------        ------------        ------------
    Total operating expenses ............          4,636,260           3,046,546          10,521,046           9,088,405
                                                ------------        ------------        ------------        ------------

Operating loss ..........................         (2,066,634)           (830,739)         (3,323,365)         (2,662,121)

Other income (expense):
  Interest expense ......................            (17,522)            (39,156)            (59,708)           (106,871)
  Interest income .......................             70,936             107,932             213,133             356,129
                                                ------------        ------------        ------------        ------------
    Other income (expenses), net ........             53,414              68,776             153,425             249,258

Loss before provision for income taxes ..         (2,013,220)           (761,963)         (3,169,940)         (2,412,863)

Provision for income taxes ..............             55,000              35,000             115,000              76,000
                                                ------------        ------------        ------------        ------------

Net loss ................................       $ (2,068,220)       $   (796,963)       $ (3,284,940)       $ (2,488,863)
                                                ============        ============        ============        ============


Basic and diluted net loss per share ....       $      (0.16)       $      (0.07)       $      (0.26)       $      (0.21)
                                                ============        ============        ============        ============

Weighted average shares used in computing
  basic and diluted net loss per share ..         12,538,057          12,087,222          12,468,999          12,026,752
                                                ============        ============        ============        ============



See accompanying notes to condensed consolidated financial statements.

                       UROQUEST MEDICAL CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                    September 30,        December 31,
                                                                                 1999               1998
                                                                            -------------        ------------
                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents .......................................       $  5,995,445        $  6,980,128
     Accounts receivable, net of allowance for doubtful accounts .....          2,950,867           3,145,490
     Inventories .....................................................          2,737,162           2,557,618
     Prepaid expenses and other current assets .......................            158,771             260,839
                                                                             ------------        ------------
         Total current assets ........................................         11,842,245          12,944,075
                                                                             ------------        ------------

Property, plant and equipment, net ...................................          3,858,151           4,699,491
Goodwill and intangible assets, at cost, less
     accumulated amortization ........................................          9,789,868          10,315,481
Other noncurrent asset ...............................................                                200,000
                                                                             ------------        ------------
         Total assets ................................................       $ 25,490,264        $ 28,159,047
                                                                             ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................       $    368,042        $    462,715
     Accrued compensation ............................................            496,671             839,663
     Accrued selling and distribution expenses .......................             32,039             154,610
     Other accrued expenses ..........................................            352,459             970,870
     Accrued environmental remediation costs .........................          2,000,000                  --
     Current portion of long-term debt ...............................             87,096             370,615
                                                                             ------------        ------------
         Total current liabilities ...................................          3,336,307           2,798,473
                                                                             ------------        ------------

Long-term debt, net of current portion ...............................            857,279             921,654

Stockholders' equity:
     Preferred stock, $.001 par value; 16,000,000 shares authorized;
         none issued and outstanding .................................                 --                  --
     Common stock, $.001 par value; 31,000,000 shares authorized;
          12,538,997 and 12,356,210 shares issued and outstanding
          as of September 30, 1999 and December 31, 1998, respectively             12,539              12,356
     Additional paid-in capital ......................................         37,433,118          37,323,670
     Deferred compensation ...........................................                 --             (33,067)
     Accumulated deficit .............................................        (16,148,979)        (12,864,039)
                                                                             ------------        ------------
         Total stockholders' equity ..................................         21,296,678          24,438,920
                                                                             ------------        ------------
         Total liabilities and stockholders' equity ..................       $ 25,490,264        $ 28,159,047
                                                                             ============        ============



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine months ended September 30,
                                                             --------------------------------
                                                                 1999                1998
                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................       $ (3,284,940)       $ (2,488,863)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
     Depreciation and amortization ...................          1,227,667           1,239,640
     Changes in operating assets and liabilities:
         Accounts receivable .........................            194,623            (181,578)
         Inventories .................................           (300,676)           (320,762)
         Prepaid expenses and other assets ...........            302,068              59,055
         Accounts payable and accrued expenses .......           (608,788)            434,666
         Accrued environmental remediation costs .....          2,000,000                  --
         Accrued severance costs .....................                 --            (543,177)
                                                             ------------        ------------
                Net cash used in operating activities            (602,914)         (1,828,796)
                                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property, plant and equipment ..           (156,421)         (1,071,102)
         Other asset .................................                 --            (200,000)
                                                             ------------        ------------
                Net cash used in investing activities            (156,421)         (1,271,102)
                                                             ------------        ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock ......            122,546             167,230
         Repayment of notes payable and long-term debt           (347,894)           (363,556)
                                                             ------------        ------------
               Net cash used in financing activities .           (225,348)           (196,326)
                                                             ------------        ------------

Net decrease in cash and cash equivalents ............           (984,683)         (3,296,224)

Cash and cash equivalents at beginning of period .....          6,980,128          11,054,088
                                                             ------------        ------------

Cash and cash equivalents at end of period ...........       $  5,995,445        $  7,757,864
                                                             ============        ============

Supplemental disclosures of cash flow information:
      Cash paid for interest .........................       $     59,708        $     86,426
      Cash paid for income taxes .....................            145,000              15,000



See accompanying notes to condensed consolidated financial statements.

                          UROQUEST MEDICAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements include the assets and liabilities of UroQuest Medical Corporation (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position as of September 30, 1999, the results of its operations for the three months and the nine months ended September 30, 1999 and 1998, and its cash flow for the nine months ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet at December 31, 1998 has been derived from audited financial statements at such date, but does not include all of the information and footnotes required by generally accepted accounting principles.

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

NOTE 3 - INVENTORIES

        Inventories consist of the following:

                                     September 30, 1999        December 31, 1998
                                     ------------------        -----------------
Finished goods............               $  484,672               $  581,383
Work-in-process ..........                1,489,990                1,211,519
Raw materials and supplies                  762,500                  764,716
                                         ----------               ----------
                                         $2,737,162               $2,557,618
                                         ==========               ==========

                          UROQUEST MEDICAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 4 - SEGMENT INFORMATION

                                              Corporate/        Airway Management/
                                           Urology Products        OEM Products            Total
                                           ----------------     ------------------      ------------
THREE MONTHS ENDED SEPTEMBER 30,
1999
Revenues from external customers           $         --           $  5,013,000          $  5,013,000
Segment profit (loss)                        (2,842,000)             1,035,000            (1,807,000)

1998
Revenues from external customers           $         --           $  4,427,000          $  4,427,000
Segment profit (loss)                        (1,176,000)               620,000              (556,000)

NINE MONTHS ENDED SEPTEMBER 30,
1999
Revenues from external customers           $         --           $ 14,197,000          $ 14,197,000
Segment profit (loss)                        (5,254,000)             2,704,000            (2,550,000)

1998
Revenues from external customers           $         --           $ 12,947,000          $ 12,947,000
Segment profit (loss)                        (3,737,000)             1,945,000            (1,792,000)

        A reconciliation of the combined reportable segments' losses to the Company's consolidated loss before income taxes is as follows:

                                                            Three months ended                    Nine months ended
                                                              September 30,                         September 30,
                                                     ------------------------------        ------------------------------
                                                         1999               1998               1999               1998
                                                     -----------        -----------        -----------        -----------
Total loss for reportable segments                   $(1,807,000)       $  (556,000)       $(2,550,000)       $(1,792,000)
Unallocated amounts:
   Amortization of goodwill                             (158,000)          (158,000)          (475,000)          (476,000)
   Depreciation of acquired fixed asset
      fair value adjustment                              (48,000)           (48,000)          (145,000)          (145,000)
                                                     -----------        -----------        -----------        -----------
   Total consolidated loss before income taxes       $(2,013,000)       $  (762,000)       $(3,170,000)       $(2,413,000)
                                                     ===========        ===========        ===========        ===========


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

        Total comprehensive income (loss) of the Company includes only the net loss. The Company had no items of other comprehensive income (loss) in any period presented.

                          UROQUEST MEDICAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 6 - PENDING MERGER

        On June 3, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Chemfab Corporation ("Chemfab"), a publicly-held company that designs, manufactures, fabricates and markets value added polymer-based products. Under the terms of the Agreement, Chemfab will acquire all outstanding shares of the Company's common stock for an aggregate consideration of $29 million, subject to adjustment based on a number of factors including net operating losses and net current assets, to be determined prior to the close of the merger. During the third quarter of 1999, the Company became aware that it is potentially liable for the cost of environmental remediation at its Bivona facility. Pursuant to the terms of the Merger Agreement, the parties each engaged environmental consultants to assess the situation and estimate remediation costs. Following this assessment, Chemfab entered into a fixed price remediation contract with an environmental firm, contingent upon the closing of the merger transaction. The remediation costs, including certain insurance related costs totaled $2 million. On October 8, 1999, the parties entered into an amendment to the Agreement which established an environmental accrual of $2 million. As a result, the Company provided an accrual for this amount in its financial statements for the nine months ended September 30, 1999.

        Completion of the merger is subject to customary conditions to closing, including approval by the Company's stockholders. Stockholders holding approximately 48% of the Company's common stock have agreed to vote their shares in favor of the proposed merger and have granted to Chemfab an option to acquire their shares of common stock under certain circumstances. The merger is expected to be completed during the fourth quarter of 1999.

        In connection with the merger, in July 1999 the Company has shut down the operations of its urology division and as of October 15, 1999, the Company has shut down its Menlo Park corporate headquarters. In connection with the termination of the urology operations and the termination of certain corporate personnel, the Company accrued $503,000 of severance costs during the quarter ended September 30, 1999, substantially all of which had been paid by September 30, 1999. In addition, the Company is contingently obligated to pay severance to two remaining corporate officers in the event that the merger is completed. Such severance payments will total approximately $450,000 and will be accrued when the contingency is removed.

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

OVERVIEW

         From its inception in April 1992 until June 1999, the Company devoted its efforts to the design and development of advanced products for the management and diagnosis of both male and female urological disorders. The Company's principal urology product, the On-Command(R), is an intraurethral (inside the urethra) catheter incorporating a proprietary anchoring system and a proprietary patient controlled, magnetically activated valve used to regulate urine flow. As part of the design and development of the On-Command product, the Company conducted various clinical trials for the acute and chronic indications of the Male On-Command and the acute indication of the Female On-Command. In April 1999, the Company received notification that the FDA had denied 510(k) premarket clearance of the Male On-Command for acute indications. The denial was further clarified and confirmed in a meeting in June 1999 between the Company and the FDA.

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

        On June 3, 1999 the Company and Chemfab entered into an Agreement and Plan of Merger whereby the Company would be merged with and into an indirect subsidiary of Chemfab in exchange for $29,000,000, subject to certain adjustments. The boards of directors of both companies have unanimously approved the merger, and subject to the approval of the stockholders of the Company and certain other closing conditions, the transaction is expected to close in the fourth quarter of 1999.

        In July 1999, pursuant to the merger agreement, the Company completed the termination of the operations of its urology division, which included the termination of all research and development activities relating to urology products, the termination of all clinical trials and studies and the termination of all urology division personnel. As of October 15, 1999, the Company completed the closure of its corporate headquarters in Menlo Park, California, and terminated its administrative personnel working in Menlo Park. The Company has accounted for part of the related shutdown costs in the quarter ended September 30, 1999. The termination of the urology division's operations, the closure of the corporate headquarters and the termination of certain administrative personnel will not be affected by the outcome of the merger.

        The Company has experienced substantial losses since inception and, as of September 30, 1999, had an accumulated deficit of $16.1 million. The Company expects its operating losses to end due to the termination of its urology division and closure of its corporate headquarters. The Company continues to expend substantial resources in marketing and sales activities, and research and development in the Airway Management/OEM division. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998:

        Net sales and cost of sales. Net sales, which were generated from sales by BMT, increased 13% to $5,013,000 for the three months ended September 30, 1999 from $4,427,000 for the three months ended September 30, 1998. The increase in net sales was attributable to increased product shipments to proprietary product and OEM customers. Cost of sales of $2,444,000 for the three months ended September 30, 1999 increased 11% from $2,211,000 for the three months ended September 30, 1998, due primarily to the increase in sales. Gross profit percentage for the three months ended September 30, 1999 increased to 51% from 50% for the same period in 1998. The improvement in gross profit percentage was due primarily to volume growth in sales of proprietary and OEM products.

        Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the three months ended September 30, 1999 research and development expenses decreased to $559,000 from $987,000 for the three months ended September 30, 1998. The decrease was attributable primarily to the termination of clinical trials and studies and research and development of the urology products in June 1999 as part of the closure of the Company's urology division. Research and development expenses are expected to continue to decrease in the foreseeable future as the result of this closure.

        General and administrative. General and administrative expenses decreased to $1,010,000 for the three months ended September 30, 1999 from $1,264,000 for the three months ended September 30, 1998. The decrease was attributable primarily to the closure of the Company's urology division and corporate headquarters. General and administrative expenses are expected to continue to decrease in the foreseeable future as the result of these closures.

        Sales and marketing. Sales and marketing expenses decreased to $406,000 for the three months ended September 30, 1999 from $638,000 for the three months ended September 30, 1998. This decrease was attributable primarily to the closure of the Company's urology division, decreased promotion and translation costs in the Airway Management marketing organization as well as temporarily decreased personnel costs in the Airway Management direct selling organization. Sales and marketing expenses are expected to decrease in the foreseeable future due to the closure of the Company's urology division.

        Severance costs. Severance costs of $503,000 incurred in the three months ended September 30, 1999 were related to the employment termination of certain personnel in the urology division and corporate headquarters. Substantially all severance amounts had been paid by September 30, 1999. The Company did not recognize any severance costs in the three months ended September 30, 1998.

        Environmental Remediation Costs - During the third quarter of 1999, the Company became aware that it is potentially liable for the cost of environmental remediation at its Bivona facility. Pursuant to the terms of the Merger Agreement, the parties each engaged environmental consultants to assess the situation and estimate remediation costs. Following this assessment, Chemfab entered into a fixed price remediation contract with an environmental firm, contingent upon the closing of the merger transaction. The remediation costs, including certain insurance related costs totaled $2 million. On October 8, 1999, the parties entered into an amendment to the Agreement which established an environmental accrual of $2 million. As a result, the Company provided an accrual for this amount in its financial statements for the three months ended September 30, 1999.

        Amortization of goodwill. Amortization of goodwill remained at $158,000 for the three months ended September 30, 1999 compared to the same period in 1998. The goodwill was recognized as a result of the acquisition of BMT in October 1996, and is being amortized over an estimated life of 20 years.

        Other income (expense). Other income (expense) decreased to net interest income of $53,000 for the three months ended September 30, 1999 from a net interest income of $69,000 for the three months ended September 30, 1998. Interest income decreased to $71,000 for the three months ended September 30, 1999 from $108,000 for the three months ended September 30, 1998. The decrease in interest income was attributable to lower average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $18,000 for the three months ended September 30, 1999 from $39,000 for the three months ended September 30, 1998. The decrease in interest expense was attributable primarily to the lower average debt balances as the Company is repaying existing loans and has not incurred any new loans.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

        Net sales and cost of sales. Net sales, which were generated from sales by BMT, increased 10% to $14,197,000 for the nine months ended September 30, 1999 from $12,947,000 for the nine months ended September 30, 1998. The increase in net sales was attributable to the increased product shipments to proprietary product and OEM customers. Cost of sales of $6,999,000 for the nine months ended September 30, 1999 increased 7% from $6,521,000 for the nine months ended September 30, 1998, due primarily to the increase in sales. Gross profit percentage for the nine months ended September 30, 1999 increased to 51% from 50% for the same period in 1998. The improvement in gross profit percentage was due to favorable growth in sales of higher margin proprietary products and overall sales volume growth.

        Research and development. Research and development expenses include product development, clinical testing and regulatory expenses. For the nine months ended September 30, 1999 research and development expenses decreased to $2,460,000 from $2,991,000 for the nine months ended September 30, 1998. The decrease was attributable primarily to the termination of clinical trials and studies and research and development of the urology products in June 1999 as part of the closure of the Company's urology division. Research and development expenses are expected to continue to decrease in the foreseeable future as the result of this closure.

        General and administrative. General and administrative expenses decreased to $3,453,000 for the nine months ended September 30, 1999 from $3,613,000 for the nine months ended September 30, 1998. The decrease was attributable primarily to the closure of the Company's urology division and corporate headquarters. General and administrative expenses are expected to continue to decrease in the foreseeable future as the result of this closure.

        Sales and marketing. Sales and marketing expenses decreased to $1,631,000 for the nine months ended September 30, 1999 from $2,010,000 for the nine months ended September 30, 1998. This decrease was attributable primarily to decreased promotion and translation costs in the Airway Management marketing organization as well as temporarily decreased personnel costs in the Airway Management direct selling organization. Sales and marketing expenses are expected to decrease in the foreseeable future due to the closure of the Company's urology division.

        Severance costs. Severance costs of $503,000 incurred in the nine months ended September 30, 1999 were related to the employment termination of certain personnel in the urology division and corporate headquarters. Substantially all severance amounts had been paid by September 30, 1999. The Company did not recognize any severance costs in the nine months ended September 30, 1998.

        Environmental Remediation Costs - During the third quarter of 1999, the Company became aware that it is potentially liable for the cost of environmental remediation at its Bivona facility. Pursuant to the terms of the Merger Agreement, the parties each engaged environmental consultants to assess the situation and estimate remediation costs. Following this assessment, Chemfab entered into a fixed price remediation contract with an environmental firm, contingent upon the closing of the merger transaction. The remediation costs, including certain insurance related costs totaled $2 million. On October 8, 1999, the parties entered into an amendment to the Agreement which established an environmental accrual of $2 million. As a result, the Company provided an accrual for this amount in its financial statements for the nine months ended September 30, 1999.

        Amortization of goodwill. Amortization of goodwill remained at $474,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The goodwill was recognized as a result of the acquisition of BMT in October 1996, and is being amortized over an estimated life of 20 years.

        Other income (expense). Other income (expense) decreased to net interest income of $153,000 for the nine months ended September 30, 1999 from a net interest income of $249,000 for the nine months ended September 30, 1998. Interest income decreased to $213,000 for the nine months ended September 30, 1999 from $356,000 for the nine months ended September 30, 1998. The decrease in interest income was attributable to lower average cash balances, due primarily to net cash being used in operating activities. Interest expense decreased to $60,000 for the nine months ended September 30, 1999 from $107,000 for the nine months ended September 30, 1998. The decrease in interest expense was attributable primarily to the lower average debt balances as the Company is repaying existing loans and has not incurred any new loans.

PROVISION FOR INCOME TAXES:

        The Company recorded a $55,000 and $35,000 provision for state income taxes for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the provision for state income taxes recorded was $115,000 and $76,000, respectively. The provision for state income taxes is recorded primarily as a result of taxable income earned by BMT in Indiana where the Company is required to file tax returns on a separate company basis. The Company has not paid any federal income taxes since its inception due to net operating losses. Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which are uncertain. Accordingly deferred tax asset valuation allowances have been established as of September 30, 1999 and December 31, 1998 to reflect these uncertainties.

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

        During the nine months ended September 30, 1999, net cash used in operating activities amounted to $603,000 including severance payments made related to the termination of the urology division. During the nine months ended September 30, 1998, net cash used in operating activities amounted to $1,829,000. The decrease in net cash used in operating activities in the nine-month period ended September 30, 1999 compared to the same period in 1998 was due primarily to increased sales and margins and lower operating expenses following closure of the urology division in 1999. In addition, the 1998 period included payments of severance costs in the fourth quarter of 1998 related to the employment termination of certain members of senior management in May 1997.

        Additions of property and equipment for the nine months ended September 30, 1999 and 1998 were $156,000 and $1,071,000, respectively. The decrease in additions of property and equipment in the nine-month period ended September 30, 1999 compared to the same period in 1998 was due primarily to the extraordinary purchases of property and equipment in support of the infrastructure development at BMT, the urological product development and the expansion of OEM production capacity in 1998. The Company expects additional purchases of property and equipment to continue to support the BMT operations.

        The Company is contingently obligated to pay severance in the amount of $450,000 to two remaining corporate officers in the event that the merger with Chemfab is completed.

        The Company's primary internal sources of liquidity presently consists of existing borrowings, cash balances and cash generated from BMT's operations. The Company's primary external sources of liquidity are equity financing and bank-provided debt financing.

        As of September 30, 1999 and December 31, 1998, the Company had cash and cash equivalents of $5,995,000 and $6,980,000, respectively. The decrease since December 31, 1998 was due primarily to the net cash used in operations, purchases of fixed assets and repayment of long-term debt. As of September 30, 1999, the Company had no significant noncancelable commitments for capital expenditures or raw material purchases, although the Company may enter into such commitments in the future.

        If the merger with Chemfab is not consummated, the Company believes that existing capital resources will be sufficient to fund its operations through 1999, including the costs of any environmental remediation necessary at the Bivona facility. The Company's capital requirements depend on numerous factors, including the effect of competitive products, the cost and effect of future marketing programs, the resources the Company devotes to manufacturing and developing its products, the success of proprietary airway management products and OEM sales, general economic conditions and various other factors. The timing and amount of such capital requirements cannot accurately be predicted. Prior to achieving profitability, the Company may require additional capital and there can be no assurance that such additional funding will be available on terms satisfactory to the Company, if at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve significant restrictive covenants. Failure to raise capital when needed could have a material adverse effect on the Company's business, financial condition and results of operations.

        The Company has experienced substantial losses since inception and, as of September 30, 1999, had an accumulated deficit of $16.1 million. The Company expects its operating losses to end due to the termination of its urology division and closure of its corporate headquarters. The Company continues to expend substantial resources in marketing and sales activities, and research and development in the Airway Management/OEM division. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.

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

        The Company has purchased software to test all its personal computers regarding Year 2000 compliance. The Company is now identifying and evaluating certain testing programs to be used to assure that its main information technology operating system is Year 2000 compliant. The Company has completed all internal testing considered appropriate as of September 30, 1999. The Company will perform additional testing through December 31, 1999, if deemed appropriate.

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

        The Company is studying the need for a contingency plan in the event that its computer systems are not Year 2000 compliant. The Company has determined that no contingency plan is required as a result of its internal testing process that was completed in September 1999. The Company is developing certain strategies in the case that its key suppliers do not resolve their Year 2000 issues in a timely manner.

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

        On June 3, 1999 the Company and Chemfab entered into an Agreement and Plan of Merger whereby the Company would be merged with and into an indirect subsidiary of Chemfab in exchange for $29,000,000, subject to certain adjustments. The boards of directors of both companies have unanimously approved the merger, and subject to the approval of the stockholders of the Company and certain other closing conditions, the transaction is expected to close in the fourth quarter of 1999.

        In July 1999, pursuant to the merger agreement, the Company completed the termination of the operations of its urology division, which included the termination of all research and development activities relating to urology products, the termination of all clinical trials and studies and the termination of all urology division personnel. As of October 15, 1999, the Company completed the closure of its corporate headquarters in Menlo Park, California, and terminated its administrative personnel working in Menlo Park. The Company has accounted for part of the related shutdown costs in the quarter ended September 30, 1999. The termination of the urology division's operations, the closure of the corporate headquarters and the termination of certain administrative personnel will not be affected by the outcome of the merger. Accordingly, the following discussion is qualified in its entirety by the termination of the Company's urology division and corporate headquarters.

History of Losses

        The Company has experienced substantial losses since inception and, as of September 30, 1999, had an accumulated deficit of $16.1 million. The Company expects its operating losses to end due to the termination of its urology division and closure of its corporate headquarters. The Company continues to expend substantial resources in marketing and sales activities, and research and development in the Airway Management/OEM division. In addition, the Company's results of operations may fluctuate significantly during future quarterly periods.

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

Product Liability Risk; Product Recall Risk

        The manufacture and sale of medical devices entails significant product liability and recall risks. Product liability may exist despite FDA approval and future court decisions may also affect the Company's risk of product liability. On October 7, 1999, the Company's Bivona subsidiary was served with notice that is was being sued in the state court of Texas for wrongful death, along with other parties, for product failure relating to the death of a five-year old girl in September 1997. Although the Company maintains product liability insurance with respect to its products, a successful product liability claim, such as the one described above, or series of claims brought against the Company which are in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that product recalls, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

Dependence Upon Key Suppliers

        The Company purchases certain of the components used in manufacturing from several single source suppliers with whom the Company has no long-term agreements. Any interruptions or delays associated with any component shortages could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty of BMT Operations

        Although the business operations of BMT have continued since 1971, there can be no assurance that BMT's revenues, cash flow or current profitability and growth rate will continue in the future. Approximately 41% and 40% of BMT's net sales during 1998 and the nine months ended September 30, 1999, respectively, were derived from its manufacture of OEM medical device products. BMT maintains no long-term OEM customer contracts and, during 1998 and the nine months ended September 30, 1999, BMT derived approximately 19% and 18%, respectively, of its net sales from its major customer, Abbott Laboratories. There can be no assurance that BMT's OEM customers will continue to use BMT as a manufacturing resource. Furthermore, BMT is subject to general business risks associated with operations of its size and, in particular, to the same risks faced by other companies that manufacture and market medical device products. Because virtually all of BMT's proprietary and OEM products incorporate silicone components, any cost increase or other negative development associated with this material could adversely affect its business, financial condition and results of operations. BMT has faced two labor union election contests in the past eight years and may face additional elections in the future. In the event BMT becomes subject to a collective bargaining agreement, it may experience increased labor and related costs that could have a material adverse effect on the Company's business, financial condition and results of operations.

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

        The results of an environmental study of BMT's real property indicate that elevated readings of certain chlorinated volatile organic compounds were found in a portion of the real property. Such levels exceed the federal minimum tolerated levels under certain regulatory acts. Pursuant to the amendment to the merger agreement, the Company has agreed to set an environmental accrual for remediation of this contamination at $2,000,000.

Pending Merger

        There can be no assurance that the pending merger with Chemfab will be consummated. In addition, in connection with the definitive agreement entered into with Chemfab and the pending merger, the Company has incurred and expects to incur substantial direct transaction costs including investment banking, legal, accounting and other fees. Such fees will have an adverse effect upon the financial results of the Company. Furthermore, in connection with the definitive agreement and the pending merger, the Company has shut down the operations of its urology division and its Menlo Park corporate headquarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

        There are no material changes in the reported market risk since the end of fiscal year 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On October 7, 1999, the Company's Bivona subsidiary received notice that it was being sued in the District Court of Hidalgo County, Texas, 92 District by, among others, the parents of Jasmine Marie Casas (deceased) individually and on behalf of Ms. Casas' estate. The case is encaptioned Victoriano Casas IV, et. al v. Smiths Industries PLC, et. al., C-4754-99-A. The Company is currently investigating the facts underlying the complaint and intends to defend itself vigorously. There can be no assurance that the Company will not experience other material litigation with respect to the operation of its business.

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

Item 4 - Submission of Matters to a Vote of Security Holders
         Not applicable.

Item 5 - Other Information
         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               EXHIBIT
               NUMBER        EXHIBIT
               -------       -------

                27.1         Financial Data Schedule

         (b)   Reports on Form 8-K:

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UROQUEST MEDICAL CORPORATION


Date: November 15, 1999               /s/ Terry E. Spraker, Ph.D.
                                      ------------------------------------------
                                      Terry E. Spraker, Ph.D.
                                      President and Chief Executive Officer



Date: November 15, 1999               /s/ Jeffrey L. Kaiser
                                      ------------------------------------------
                                      Jeffrey L. Kaiser
                                      Vice President, Chief Financial Officer,
                                      Treasurer and Secretary
                                      (Principal Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number               Description
------               -----------
 27.1                Financial Data Schedule