Form 10-Q/A
period 1999-09-30
UROQUEST MEDICAL CORP
filed 1999-11-16
CIK 948456

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                QUARTERLY REPORT

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

Product Liability Risk; Product Recall Risk

        The manufacture and sale of medical devices entails significant product liability and recall risks. Product liability may exist despite FDA approval and future court decisions may also affect the Company's risk of product liability. On October 7, 1999, the Company's Bivona subsidiary was served with notice that is was being sued in the 92nd District Court of the state of Texas for wrongful death, along with other parties, for product failure relating to the death of a five-year old girl in September 1997. Although the Company maintains product liability insurance with respect to its products, a successful product liability claim, such as the one described above, or series of claims brought against the Company which are in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that product recalls, which could have a material adverse effect on the Company's business, financial condition and results of operations, will not occur.

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